Form 10-Q
period 1996-06-30
OTR EXPRESS INC/KS
filed 1996-08-09
CIK 881895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended June 30, 1996 Commission file number 1-19773


OTR EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Kansas
(State or other jurisdiction of incorporation of organization)
48-0993128
(IRS Employer Identification No.)


804 N. Meadowbrook Drive
PO Box 2819, Olathe, Kansas
(Address of principal executive offices)
(Zip Code)
66063-0819

Registrant's telephone number, including area code (913) 829-1616

Former name, former address and former fiscal year, if changed since last report.


  Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes      X           No
(2) Yes      X           No


                        1,835,518
(Number of shares of common stock outstanding as of July 31, 1996)

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
OTR Express, Inc.
Balance Sheets
                                      June 30           December 31
                                      1996              1995
                                      (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                  $   158,952         $    36,101
Accounts receivable                     6,562,575           6,008,392
Fuel Inventory                            140,624             155,568
Prepaid expenses and other              1,184,909             598,923
TOTAL CURRENT ASSETS                    8,047,060           6,798,984

PROPERTY AND EQUIPMENT                 42,109,796          41,989,346
OTHER ASSETS                                    -              94,478

TOTAL ASSETS                         $ 50,156,856        $ 48,882,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank note payable                   $           -        $  2,522,555
Accounts payable, trade                 1,306,805           1,113,192
Accrued payroll and taxes               1,292,422           1,036,687
Other accrued expenses                  1,199,705           1,068,992
Current portion of long-term debt      12,828,441          11,445,508
TOTAL CURRENT LIABILITIES              16,627,373          17,186,934

LONG-TERM DEBT                         22,909,602          20,844,188
DEFERRED INCOME TAXES                   1,639,030           1,695,772

STOCKHOLDERS' EQUITY                    8,980,851           9,155,914

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $50,156,856        $ 48,882,808

OTR Express, Inc.
Statements of Operations
                      Second Quarter Ended        Six Months Ended
                             June 30                  June 30

Unaudited           1996           1995           1996            1995
OPERATING REVENUE
Freight revenue    $  12,599,874  $  11,204,963  $  24,915,486   $  22,032,466
Brokerage revenue        806,513        613,616      1,523,250       1,380,742
Total operating
revenue               13,406,387     11,818,579     26,438,736      23,413,208

OPERATING EXPENSES
Salaries, wages and
benefits                5,255,914     4,670,982      10,659,446      9,230,908
Purchased
transportation            733,775       586,067       1,380,574      1,285,867
Fuel                    1,696,242     1,328,997       3,335,531      2,542,603
Maintenance               792,804       778,227       1,597,510      1,498,173
Depreciation            1,755,076     1,653,212       3,454,036      3,036,539
Insurance and claims      361,195       400,772         752,720        806,082
Taxes and licenses      1,441,736     1,300,521       2,964,487      2,570,614
Supplies and other        662,676       655,939       1,285,678      1,224,875
Total operating
expenses               12,699,418    11,374,717      25,429,982     22,195,661

Operating income          706,969       443,862       1,008,754      1,217,547
Interest expense          646,297       547,200       1,337,083        991,883

Income (loss)
before income taxes        60,672      (103,338)       (328,329)       225,664
Income tax
expense (benefit)          24,980       (36,519)       (142,765)        93,252

Net income (loss)       $  35,692   $   (66,819)     $ (185,564)    $  132,412


Average shares
outstanding             1,835,518      1,830,773      1,835,783      1,830,421

Net income (loss)
per share                 $  0.02      $  (0.04)       $  (0.10)       $  0.07

OTR Express, Inc.
Statements of Cash Flows

                                       Six Months Ended
                                           June 30
Unaudited                        1996                   1995
OPERATING ACTIVITIES
NET CASH PROVIDED BY
OPERATING ACTIVITIES               2,778,545              2,966,464

INVESTING ACTIVITIES
Acquisition of property
and equipment                     (4,549,487)           (12,975,693)
Proceeds from disposition of
property and equipment               975,000              3,118,077
NET CASH USED
IN INVESTING ACTIVITIES           (3,574,487)            (9,857,616)

FINANCING ACTIVITIES
Proceeds from issuance of
long-term debt                    11,910,687             12,443,736
Repayment of long-term debt       (8,462,340)            (5,544,077)
Net increase (decrease) in
bank note payable                 (2,522,555)                11,000
Other                                 (6,999)               (19,246)
NET CASH PROVIDED
BY FINANCING ACTIVITIES              918,793              6,891,413

NET INCREASE IN CASH                 122,851                    261
CASH, BEGINNING OF PERIOD             36,101                 20,607

CASH, END OF PERIOD               $  158,952              $  20,868


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest          $  1,356,024             $ 992,019
Cash paid (received)
for income taxes                     (81,460)              242,697

OTR EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report and Form 10-K for the year ended
December 31, 1995.

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the six months ended June 30, 1996, the Company refinanced unencumbered revenue equipment through the issuance of long-term debt totaling $1,400,000. The Company also refinanced certain encumbered revenue equipment through the issuance of long-term debt totaling
$5,035,000. The debt bears interest at fixed rates ranging from 7.60% to 8.21%.
During the six months ended June 30, 1996, the Company refinanced unencumbered real estate through the issuance of long-term debt totaling
$1,400,000. At June 30, 1996, the interest rate on this debt, adjusted annually, is 8.75%.

At June 30, 1996, the Company had purchase and finance commitments outstanding for additional revenue equipment totaling $2,909,000. The
Company anticipates receiving proceeds from the sale or trade-in of 42 tractors in association with these commitments.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
2nd Quarter 1996 v. 1995
  Operating Revenue. Operating revenue improved by 13.4% to $13.4 million in the second quarter ended June 30, 1996 from $11.8 million in 1995.
Freight revenue increased by 12.4% resulting from an increase of 12.9% in the average number of tractors in service from 450 in the second quarter of 1995 to 508 in 1996. Average revenue per loaded mile decreased slightly to $1.036 in 1996 from $1.038 in 1995. Average miles per truck per week decreased to 1,928 from 1,946 due to a higher level of unmanned trucks in the second quarter of 1996. The Company's empty mile percent decreased in the second quarter of 1996 to 6.5% from 7.2% in 1995.
  Operating Expenses.  The operating ratio
(total operating expenses as a percent of operating revenue) improved to 94.7% in the second quarter of 1996 compared to 96.2% in 1995.
  Salaries, wages and benefits decreased to 39.2% of revenue in 1996 from 39.5% in 1995.
The Company increased wage rates for drivers twice in 1995 to remain competitive in attracting and retaining qualified drivers in a very competitive market. There have been no such increases in 1996.
  Purchased transportation represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division. Purchased transportation increased to
5.5% of revenue in 1996 compared to 5.0% in 1995.
  Fuel was 12.7% of revenue in 1996 compared to 11.2% in 1995. The Company's blended average cost per gallon was $1.171 in 1996 compared to $1.086 in 1995, as a result of higher diesel fuel prices nationwide in the 2nd quarter of 1996.
  Depreciation as a percent of revenue decreased to 13.1% in 1996 from 14.0% in 1995 as a result of lower prices for new tractors in 1996 and an increase in the holding period of new tractors from 36 months to 40 months.
  Insurance and claims were lower in the second quarter of 1996 at 2.7% of revenue compared to 3.4% in 1995. The decrease resulted from lower premium rates on liability insurance and a more favorable loss experience per mile in 1996.

  Interest Expense. Interest expense increased to 4.8% of revenue in 1996 from 4.6% in 1995 as a result of lower revenue per mile in 1996 and higher debt levels.

  Net Income (Loss). The Company reported net income of $36,000, or $0.02 per share, for the second quarter of 1996 compared to a net loss of $67,000, or $0.04 per share, in 1995. The effective income tax rate was 41.2% in 1996 compared to 35.3% in 1995.

Six Months Comparison 1996 v. 1995
  Operating Revenue. Operating revenue for the six months ended June 30, 1996 increased by 12.9% to $26.4 million from $23.4 million in 1995.
Freight income increased by 13.1% during the period while brokerage income increased by 10.3%. Average revenue per loaded mile decreased slightly from $1.039 in 1995 to $1.030 in 1996. Average miles per week decreased to 1,923 in 1996 from 2,023 in 1995. The average number of tractors increased by 20.0% for the first six months of 1996 to 510 average units in service from 425 in 1995. In addition, empty miles was 6.7% of total miles in the first six months of 1996 and 1995.

  Operating Expenses. The operating ratio for the first six months of 1996 was 96.2% compared to 94.8% in 1995.
  Salaries, wages and benefits increased to 40.3% of revenue for the first six months of 1996 compared to 39.4% in 1995 primarily as a result of substantially lower revenue per mile in the first quarter of 1996.
  Fuel increased to 12.6% of revenue in 1996 from 10.9% in 1995 as a result of higher diesel fuel prices. The Company's blended average cost per gallon was $1.135 in 1996 compared to $1.060 in 1995.
  Insurance and claims were lower for the first six months of 1996 at 2.8% of revenue compared to 3.4% in 1995 as a result of lower premium rates and more favorable loss experience in 1996.

  Interest Expense. Interest expense increased to 5.1% of revenue in 1996 from 4.2% in 1995 as a result of lower revenue per mile in 1996 and higher debt per unit.

  Net Income (Loss). For the first six months of 1996, the Company reported a net loss of $186,000, or $0.10 per share, compared to net income of $132,000, or $0.07 per share, in 1995.
The effective income tax rate for the first six months of 1995 was 41.3% compared to 43.5% in 1995.

LIQUIDITY AND CAPITAL RESOURCES
  The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Net capital expenditures for revenue equipment were
$4,044,000 for the six months ended June 30, 1996.

  Other capital expenditures of $505,000
were primarily for the expansion of the
Company's corporate headquarters. The Company originally planned to expand its fleet by 60 tractors in 1996, conditioned upon improvement in the freight market. By June 1996,the Company had canceled delivery of all 60 expansion units. At June 30, 1996, the Company had outstanding purchase commitments for 28 replacement tractors at a cost of $2.1 million and 46 trailers at a cost of $0.9 million. In addition, the Company expects to complete its purchase of on-board communications units in August 1996, at an estimated cost of $1.6 million. The
Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
  Historically, the Company has obtained loans for revenue equipment which are of shorter duration (three years for trailers, four years for tractors) than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, management believes that these factors are mitigated by the more attractive interest rates and terms available on these shorter maturities.
This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. The
Company intends to continue to obtain loans with shorter maturities than the useful lives of its revenue equipment. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at June 30, 1996 was $8.6 million. Primarily due to the Company's equity position and the potential for refinancing of assets owned by the Company, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
  As of June 30, 1996, the Company had a credit line of $5.5 million with its primary lending bank. The line bears interest at the prime lending rate, expires November 1, 1996 and is secured by accounts receivable of the Company.
There were no borrowings under this line at June
30, 1996. A total of $1.5 million of the available credit line was committed for letters of credit issued by the bank.
  In January 1996, the Company received
commitments for up to $12 million of revenue equipment financing. The Company expects that 100% of new revenue equipment purchases will be fixed rate. In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of unencumbered assets and the Company's ability to obtain secured equipment financing.

PART II OTHER INFORMATION

ITEM 1 - Legal
Proceedings..................................................................*
ITEM 2 - Changes in
Securities...................................................................*
ITEM 3 - Defaults Upon Senior
Securities...................................................................*
ITEM 4 - Submission of Matters to a Vote of
Security Holders.............................................................*
ITEM 5 - Other
Information..................................................................*

  *  No information submitted under this
caption.

ITEM 6 - Exhibits and Reports on Form 8-K
  The Company did not file any reports on Form
8-K during the three months ended
June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      OTR EXPRESS, INC.
                  (Registrant)


Date:              August 9, 1996
       WILLIAM P. WARD
  By:  William P. Ward
  Chairman of the Board,
  President and Principal
  Executive Officer

Date:              August 9, 1996
       STEVEN  W. RUBEN
  By:  Steven W. Ruben
  Principal Financial Officer and
  Principal Accounting Officer