Form 10-K
period 1996-12-31
OTR EXPRESS INC/KS
filed 1997-03-27
CIK 881895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1996
Commission file number 1-19773

OTR EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Kansas
(State or other jurisdiction or of incorporation of organization)
48-0993128
(IRS Employer Identification No.)

804 N. Meadowbrook Drive, Olathe, Kansas
(Address of principal executive offices)
66062
(Zip Code)

Registrant's telephone number, including area code (913) 829-1616


Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes    X       No            (2) Yes   X      No

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of voting stock held by non-affiliates of the registrant was $5,751,609 as of February 28, 1997.

1,840,515
(Number of shares of common stock outstanding as of February 28, 1997)

Part II incorporates certain information by reference from the Registrant's Annual Report to Stockholders for fiscal year ended December
31, 1996 and Part III incorporates certain information by reference from the Registrant's definitive proxy statement dated April 2, 1997.

OTR EXPRESS, INC.

1996 Annual Report on Form 10-K

Table of Contents


                                                  Page
Part I

Item  1.  Business                                  3
Item  2.  Properties                                9
Item  3.  Legal Proceedings                         9
Item  4.  Submission of Matters to a
          Vote of Security Holders                  9


Part II

Item  5. Market for Registrant's Common
         Equity and Related Stockholder
         Matters                                   10
Item  6. Selected Financial Data                   10
Item  7. Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                     10
Item  8. Financial Statements and
         Supplementary Data                        10
Item  9. Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosures                     10


Part III

Item 10. Directors and Executive Officers
         of the Registrant                         11
Item 11. Executive Compensation                    11
Item 12. Security Ownership of Certain
         Beneficial Owners and Management          11
Item 13. Certain Relationships and Related
         Transactions                              11


Part IV

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K        11

PART I


Item 1.    Business

Overview

The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

The Company

OTR Express, Inc., a Kansas corporation organized in 1985 (the "Company" or "OTR") operates as a long-haul, dry van, truckload carrier. The Company transports a diversified mix of general commodities, including paper products, food products, furniture, wire and retail goods for a large base of customers (currently over 1,000) throughout the continental United States. OTR is headquartered in Olathe, Kansas, a suburb of Kansas City, Missouri.

Operating Strategy

OTR's operating strategy is based in large part upon its proprietary Freight Optimization System - a next move probability based freight system. The system, developed internally over the last nine years, utilizes the Company's computer network and software system and consists of the following four components: (i) rate analysis, (ii) customer priority ranking, (iii) fleet replanning and (iv) equipment dispersal management.

The Freight Optimization System enables the Company to analyze historical data to prioritize customers most likely to have freight that will produce the most profitable combination of rates and destination. The system is designed to maximize freight opportunities, maximize revenue per mile and minimize empty miles.

Rate Analysis. The Company obtains market information on freight rates and destinations on a daily basis. This enables the Company to ensure that OTR is obtaining market rates on all freight.

Customer Priority Ranking.  The Freight
Optimization System continually analyzes each customer's freight history and develops a customer priority ranking to direct our load planners to call customers with the highest probability of giving OTR the most profitable combinations of rates and destinations.

Fleet Replanning.  The Freight Optimization
System replans OTR's fleet every three minutes and provides the Company's load planners with a time sensitive listing of the trucks that need to be reloaded.

Equipment Dispersal Management.  The
equipment dispersal management system monitors the distribution of trucks across the country to maximize freight opportunities and minimize empty miles and downtime.

In 1996, due to changing market conditions, the Company began marketing to larger national accounts capable of offering increased load counts at higher revenue rates. These larger shippers require additional services including guaranteed equipment availability, drop trailers and fifty-three foot trailers. Additionally, in 1996, the Company began offering QualComm satellite communications on every truck and electronic data interchange (EDI) for load status information to serve the larger national accounts. These larger shippers can be integrated into the Company's existing operating strategy effectively, providing a higher mix of more profitable shipper freight. The Freight Optimization
System will continue to locate the most profitable combination of moves, working in conjunction with the new national accounts program.

This operating strategy has contributed to the Company's rapid growth during the five year period ending December 31, 1996, with revenue increasing to $55.3 million in 1996 from $16.9 million in 1991 (a compound annual growth rate of 26.7%), and a corresponding increase in its fleet to 503 tractors from 162 during the same period. The Company intends to continue its expansion and growth by acquiring approximately 50 new tractors in 1997. These expansion plan commitments are flexible and conditioned upon freight demand.

Customers and Marketing

OTR has developed a marketing strategy that is designed to maintain a large customer base that is diversified in terms of geographic location and types of commodities shipped. The Company markets its services based on dependable, time definite delivery, service and pricing.

The Company obtains freight in three different manners: directly from shippers ("OTR Shippers"), through Company agents ("Agent Shippers") and from freight brokers.
OTR Shippers are marketed directly by internal OTR sales representatives. Agent Shippers are marketed by the Company's outside sales agents. The Company's customer database includes approximately 450 OTR Shippers, 275 Agent
Shippers and 275 freight brokers. In 1996, OTR Shippers accounted for 46% of OTR's revenue miles, Agent Shippers accounted for 14% and freight brokers accounted for 40%.

The freight obtained from OTR Shippers and Agent
Shippers is generally more profitable than freight obtained from brokers, having freight rates which average 10% to 15% more than brokered freight. To maximize this more profitable revenue base by generating new OTR Shippers, OTR increased the number of its internal sales representatives and customer service representatives to thirteen at February 28, 1997 from three at December 31, 1994. These sales representatives have historically operated primarily through direct telemarketing efforts. In 1996, the Company began making trips to current customers and prospective customers in conjuction with its national account program. The Company plans to continue aggressive expansion of its internal sales force as well as the network of outside sales agents in 1997.

For the year ended December 31, 1996, the Company's
20, 10 and five largest customers accounted for 29.9%, 20.6% and 13.1%, respectively, of the Company's operating revenue.
The largest customer accounted for 3.8% of the Company's operating revenue for that period.

Freight Brokerage Division

To better service its customers, OTR has developed a freight brokerage division which brokers loads to other carriers. By brokering loads which the Company views as less profitable under its Freight Optimization System, the Company is able to increase its profitability while satisfying its customers' shipping needs without utilizing Company owned equipment. Freight brokerage division revenue increased to $3.3 million in 1996 from $2.6 million in 1995. In 1996, the Company hired additional staff for its brokerage operation.

The Company's brokered freight is obtained through a network of freight brokers who contract for freight directly from shippers and re-contract with the Company to transport the freight. A freight broker helps carriers obtain loads in areas where the carrier does not typically have a large number of customers, thereby minimizing the empty miles of the carrier. Freight brokers typically earn a margin of approximately 10%-15% of the carrier's freight fee. The Company has developed a network of approximately 282 freight brokers. The Company believes that it has excellent relationships with these freight brokers, and that this network provides both profitable loads and valuable information for the Company's Freight Optimization System.

Drivers and Other Employees

Recruiting and retaining professional, experienced drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug and alcohol testing. OTR's drivers have an average age of 47.5 years and average 15.3 years of driving experience. Within the Company, drivers are considered "managers" and are given a high level of responsibility to manage the profitability of their equipment.

The Company's Driver Incentive Management System allows experienced drivers to earn higher compensation than prevailing industry wages. The Company provides incentive programs for its drivers based on miles driven, fuel efficiency, safety record and profitability. OTR considers each tractor and its driver to be a separate profit center, with profit center reports, including the actual revenue and expense of the equipment and fixed expense components for administration, taxes and depreciation, generated monthly. Under the Company's "profit center" program, drivers can receive quarterly distributions equal to 50% of the net income of their profit center, up to a maximum of $2,650 in any calendar year. The program is designed to give OTR's drivers the incentive to improve their individual productivity, minimize costs and thereby increase overall Company profitability.

Driver recruitment and retention is essential to the maintenance of high equipment utilization, particularly during periods of rapid fleet growth. OTR's drivers are given recruiting bonuses for the referral of new drivers to the Company. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips them with optimal comfort and safety features, such as on-board satellite communications, high quality interiors, power steering, automatic braking systems, engine brakes and oversized sleepers.

At December 31, 1996, the Company's ratio of tractors to non-driving employees was 5.59 to one, which management believes is well above industry standards. At February 28, 1997, the Company had 591 employees, of whom 488 were drivers and 103 were management and administrative personnel. The Company's employees are not represented by a collective bargaining unit. Employees participate in OTR's 401(k) program and in Company-sponsored health, life and dental plans. The Company does not have any employees who are receiving post retirement benefits and does not anticipate offering any post retirement benefits in the future. Management considers relations with its employees to be very good. The Company's driver turnover rate was 73% in 1996, which is below industry average.

Revenue Equipment

The Company believes that a key to the successful retention of drivers is the use of standardized, fuel efficient, late-model tractors and trailers. The Company purchases all new tractors, primarily with driver comfort, fuel efficiency, safety and overall economy in mind. To recruit and retain high-quality drivers, all the tractors owned by the Company have deluxe interiors and oversized sleepers. The average age of OTR's tractors and trailers at December 31, 1996 was 1.8 years and 1.9 years, respectively. The Company plans its trade cycle based on engine warranties and routinely replaces its tractors after forty months of use (approximately 400,000 miles).

At December 31, 1996 the Company owned 232 Navistar tractors, 138 Peterbilt tractors and 133 Freightliner tractors. The tractors include engines which are fully electronic, manufactured by Detroit Diesel, Caterpillar or Cummins. Trailers in the fleet at year end were manufactured by Pines, Utility, Stoughton, Trailmobile and
Fruehauf. All of the Company's trailers have a 110 inch inside and are 102 inches wide, the maximum width generally allowed by law. The trailer fleet at December 31, 1996 included 205 fifty-three foot trailers and 403 forty-eight foot trailers.

The following table shows the age of Company equipment in service at December 31, 1996.

              Acquisition Year    Tractors     Trailers

                  1996              67            205
                  1995             248            130
                  1994             145            120
                  1993              43             85
                  1992               _             68

                  Total            503            608


The Company's preventive maintenance program focuses on early diagnosis of problems and contracting maintenance out to third-party providers. In addition to annual DOT inspections, tractors are inspected when they pass through the Company's diagnostic facilities at its headquarters. All tractors are under warranty and are generally traded in before their engine warranties expire.
The exclusive use of third-party maintenance providers, coupled with the effective utilization of manufacturers' warranties and the Company's trade-in policy, allows the Company to minimize its maintenance costs.

Fuel Availability and Cost

The Company actively manages its fuel costs through a five component fuel management system which incorporates:
wholesale purchasing for the Company's unmanned fuel facilities, mileage pay rates based upon fuel economy, the "profit center" incentive driver compensation program, fuel hedging and equipment specifications. See "_ Drivers and Other Employees."

The Company owns five automated fuel facilities, one located at the Company's headquarters in Kansas and one each located on major traffic lanes in Arizona, Ohio, Texas and Wyoming. Each of the four remote unmanned fuel facilities consists of an above-ground fuel tank, pump and a computer modem linking it directly to the Company's computers. In 1996, the Company purchased 32.1% of its fuel in bulk for distribution through its automated fuel facilities. These facilities allow the Company to purchase fuel at wholesale prices.

As a way to protect the Company against major fuel price increases and "smooth" its fuel costs, since October 1994 the Company has engaged in a fuel hedging strategy. Pursuant to this program, the Company buys six month call options within $.10 of current market prices, to buy futures contracts for #2 heating oil, in amounts equal to the Company's anticipated fuel purchases for such period.

All of the Company's tractors have fully electronic engines, which typically deliver enhanced fuel economy compared to tractors with mechanically governed engines.

Environmental Matters

The Company's operations are subject to federal, state and local laws and regulations concerning the environment. There is the possibility of environmental liability as a result of the Company's use of fuels, from the fuel storage tanks installed at its fuel facilities and also from the cargo it may transport. The Company's only underground storage tanks are two fiberglass tanks installed at its headquarters facility. One tank was installed in 1988 and the other in 1995. The tanks have overfill protection hardware, spill containment manhole covers and leak detection equipment. The Company believes that the use of above-ground storage tanks at its remote fuel facilities minimizes both potential liability and the cost of compliance with environmental regulations. The Company occasionally transports environmentally hazardous substances in accordance with haz-mat guidelines. To date, the Company has experienced no material claims for hazardous substance shipments. The Company believes that its environmental practices comply with applicable federal, state and local environmental laws and regulations. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Competition

The truckload industry is extremely competitive and highly fragmented, with numerous regional, inter-regional and national truckload carriers, none of which dominates the market. The Company competes primarily with other long-haul truckload carriers, rail-truck intermodal transportation, railroads and, to a lesser degree, with less-than-truckload
(LTL) carriers.  Most of

OTR's larger truckload competitors
utilize "core carrier" or "lane density" marketing concepts, which emphasize greater individualized service to a smaller number of shippers. Many long haul truck load carriers utilize driver teams which allow them to provide expedited service while complying with DOT regulations concerning driver's duty hours. OTR's drivers consist principally of single drivers. Intermodal transportation and railroads typically have created downward pressure on the truckload industry's pricing structure. The Company competes for freight based primarily on freight rates, service and reliability.

Governmental Regulation

The Company is a contract and common motor carrier subject to the authority of federal and state agencies. These regulatory authorities have broad powers, but the rates and charges of the Company are not directly regulated by these authorities. OTR, as primarily a contract carrier, negotiates competitive rates directly with its customers as opposed to adhering to scheduled tariffs.

The trucking industry is subject to regulatory and legislative changes such as increasingly stringent environmental regulations and limits on weight and size that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to shippers.

In August 1994, the Federal Aviation Administration
Authorization Act of 1994 (the "1994 FAA Act") became law.
Effective January 1, 1995, the 1994 FAA Act preempted certain state and local laws regulating the prices, routes or services of motor carriers (other than household carriers). State agencies may continue to impose tax, license, bonding and insurance requirements. The 1994 FAA
Act does not limit the authority of a state or other political subdivision to impose safety regulations or highway route limitations or controls based on the size or weight of the motor vehicle, the hazardous nature of cargo being transported by motor vehicles or minimum financial responsibility requirements relating to insurance and self-insurance authorization.

The Negotiated Rates Act of 1993 ("NRA"), in tandem with the Trucking Industry Regulatory Reform Act of 1994 ("TIRRA"), further redefined the regulatory structure applicable to interstate transportation of goods. The NRA provided further regulation governing interstate transportation, including prohibitions on off-bill discounting, certain re-regulation of contract shipping arrangements, and, with respect to common carriers, regulation regarding the collection of undercharge claims, and applicable defenses and exceptions to such claims. The TIRRA further deregulated the trucking industry by partially repealing the "filed-rate" doctrine previously applicable to common carriers. Under the TIRRA, while collectively-made bureau rates must still be published in tariffs, individually negotiated rates are not.

The Company's drivers must be licensed as "commercial drivers" pursuant to requirements established by the Federal Highway Administration ("FHA") of the DOT. In addition to the knowledge and driving skills tests required to obtain a commercial driver's license (a "CDL"), there are various disqualifying offenses set forth in the FHA rules, which, if committed, result in suspension or termination of the operator's CDL, as well as potential civil or criminal liabilities. Also, DOT regulations impose mandatory drug testing of drivers and the Company has its own ongoing drug-testing program. DOT alcohol testing rules require certain tests for alcohol levels in drivers and other safety personnel.

Motor carrier operations are also subject to safety, equipment and operators' hours of service requirements prescribed by the DOT. During 1993, the Company underwent a DOT audit of its driver logs and currently has a satisfactory rating.

Safety

The Company maintains a program for training and supervising personnel to keep safety awareness at its highest level. The emphasis on safety begins in the hiring and training process. A minimum of 1.5 years of over-the-road driving experience is required for new drivers. OTR also verifies the driving records of all new drivers before they begin employment. Prospective employees are given physical examinations and drug tests, and newly hired drivers are trained in the Company's safety procedures.
In general, any driver who violates the Company's safety standards will receive a warning letter, and any driver who has more than two such violations within certain periods of time is subject to termination. The Company continuously monitors driver performance and has final authority regarding employment and retention of drivers. OTR currently has a "satisfactory" safety and fitness rating from the DOT. See "_ Governmental Regulation."


Item  2.  Properties

The Company owns real estate in Olathe, Kansas, where the Company is headquartered. The property includes a 22,000 square foot office facility and a 9,400 square foot diagnostic and inspection facility. The property also includes approximately 258,000 square feet of parking space and the Kansas fuel facility. Additionally, the Company owns tracts, each approximately one acre in size, in Arizona, Ohio, Texas and Wyoming, on which its remote fuel facilities are located. See "Item 1, Fuel Availability and Cost."


Item  3.  Legal Proceedings

	The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. All litigation in which the Company is currently involved is covered by the Company's liability insurance (personal injury, physical damage and cargo) or workers' compensation insurance. The Company believes the ultimate outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

The Company maintains liability insurance (including umbrella coverage) in the amount of $10 million per occurrence for personal injury, property damage and cargo. Under the terms of the policy, the Company retains the first $100,000 of losses paid and loss adjusting expense. The Company is self-insured for workers' compensation insurance. The Company is responsible for claims up to $250,000 per occurrence. The Company carries excess insurance to cover losses over $250,000, subject to a maximum coverage of $10 million per occurrence and per year.


Item  4.  Submission of Matters to a Vote of
Security Holders

None.

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company's Annual Report to Stock-holders for the fiscal year ended December 31, 1996, under the caption "Price Range of Stock."


Item 6.  Selected Financial Data

The information required by this Item is incorporated by reference from the Company's Annual Report to Stock-holders for the fiscal year ended December 31, 1996, under the caption "Financial Highlights."


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from the Company's Annual Report to Stock-holders for the fiscal year ended December 31, 1996 under the caption "Financial Review."


Item 8.  Financial Statements and Supplementary Data

                Index to Financial Statements

The information required by this Item is incorporated by reference from the Company's annual report to security-holders for the fiscal year ended December 31, 1996 under the caption "Financial Statements" and "Quarterly Financial
Data."

                                             Annual Report Page

Report of Independent Public Accountants             13
Balance Sheets                                       14
Statements of Operations                             15
Statements of Stockholders' Equity                   16
Statements of Cash Flows                             17
Notes to Financial Statements                        18
Supplemental Financial Information                   26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.   Directors and Executive Officers of the
           Registrant

The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the headings "Proposal One: Election of Class B
Directors-Nominees," "The Board of Directors-Continuing
Directors," "Executive Officers-Information About Other
Executive Officers" and "Miscellaneous-Section 16
Reporting" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the heading "Executive Officers-Executive Compensation and Other Information" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 13.  Certain Relationships and Related Transactions

None.

PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

List of Documents filed as part of this Report on Form 10-K.

 (1)  Financial Statements
      All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

 (2)  Financial Statements Schedules
                                                       Page of
Schedule Number    Description                         1996 10-K
     II            Valuation and Qualifying Accounts   16

The report of the Registrant's independent public accountants with respect to the above listed financial statements and financial statement schedules appears on page
15 of this Annual Report on Form 10-K.

All other financial statement schedules not listed above have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.


Reports on Form 8-K

No reports on Form 8-K were filed for the year ended
December 31, 1996.

Exhibits

Exhibit
Number         Description                  Page Number orIncorporation
                                            By Reference To

3(a)     Articles of Incorporation,         Exhibit 3(a) to AnnualReport
         as, amended                        for the year ended Dec 31, 1994
                                            on Form 10-K (SEC File
                                            No. 1-19773)

3(b)     Restated By-Laws                   Exhibit 3(b) to Annual Report
                                            for the year ended Dec 31, 1995
                                            on Form 10-K (SEC File
                                            No. 1-19773)

4        The Registrant, by signing
         this Report, agrees to furnish
         the Securities and Exchange
         Commission, upon its request,
         a copy of any instrument which
         defines the rights of holders
         of long-term debt of the
         Registrant.

4(a)     Specimen Common Stock Certificate  Exhibit 4(a) to Amendment No. 1
                                            to Registration Statement on
                                            Form S-18(SEC File
                                            No. 33-44422FW)

10(a)    1991 Incentive Stock Option        Exhibit 10(a) to Registration
         Plan of OTR Express, Inc           Statement on Form S-18 (SEC File
                                            No. 33-44422FW)

10(b)    Assignment regarding post          Exhibit 10(aa) to Annual
         office box dated June 26,          Report for the year ended
         1992 between Registrant and        Dec 31, 1992 on Form 10-K
         Boatmen's First National Bank      (SEC File No. 1-19773)
         of Kansas City

10(c)    Mortgage note dated January 10,    Exhibit 10(xx) to Annual
         1995 between Registrant and        Report for the year ended
         Toni J. Waggoner and Robert E.     Dec 31, 1994 on Form 10-K
         Waggoner , as Trustees             (SEC File No. 1-19773)

10(d)    Accounts Receivable Loan           Exhibit 10(zz) to Annual
         Agreement dated August 27,         Report for the year ended
         1995 between Registrant and        Dec 31, 1995 on Form 10-K
         Boatmen's First National           (SEC File No. 1-19773)
         Bank of Kansas City

10(e)    Amendment to Accounts              Exhibit 10(aaa) to Annual
         Receivable Loan Agreement          Report for the year ended
         dated April 27, 1995 between       Dec 31, 1995 on Form 10-K
         Registrant and Boatmen's           (SEC File No. 1-19773)
         First National Bank of
         Kansas City

10(f)    OTR Express, Inc. 1996 Stock       Exhibit 10(bbb) to Annual
         Option Plan                        Report for the year ended
                                            Dec 31, 1995 on Form 10-K
                                            (SEC File No. 1-19773)

10(g)    OTR Express, Inc. 1996             Exhibit 10(ccc) to Annual
         Directors' Stock Option            Report for the year ended
         Plan                               Dec 31, 1995 on Form 10-K
                                            (SEC File No. 1-19773)

10(h)    Form of Carrier/Shipper            Page 17 of sequentially
         Transportation Contract            numbered pages

10(i)    Contract to Purchase Tractors      Page 19 of sequentially
         in 1997 between Registrant and     numbered pages
         KCR International Trucks, Inc.

10(j)    Contract to Purchase Trailers      Page 20 of sequentially
         in 1997 between Registrant and     numbered pages
         Utility Trailer Sales of
         Kansas City

10(k)    Accounts receivable Loan           Page 21 of sequentially
         Agreement dated May 1, 1996        numbered pages
         between Registrant and UMB
         Bank,  N.A.

11       Statement re: Computation of       Page 26 ofsequentially
         Earnings per Share                 numbered pages

13       Annual Report to Stockholders      Page 27 of sequentially
         for the year ended December        numbered pages
         31, 1996

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               OTR EXPRESS, INC.

Date:  March 15, 1997                          /s/WILLIAM P. WARD
                                               Chairman of the Board

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by
the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/  WILLIAM P. WARD      Chairman of the Board        March 15, 1997
William P. Ward           President and
                          Principal Executive Officer

/s/  GARY J. KLUSMAN      Executive Vice President     March 15, 1997
Gary J. Klusman           and Director

/s/  JANICE K. WARD       Vice President               March 15, 1997
Janice K. Ward            Compensation and
                          Administration, Secretary
                          and Director

/s/  STEVEN W. RUBEN      Vice President Finance       March 15, 1997
Steven W. Ruben           Principal Financial Officer
                          and Principal Accounting

/s/  CHRISTINE D. SCHOWENGERDT  Treasurer              March 15, 1997
Christine D. Schowengerdt

/s/   JAMES P. ANTHONY    Director                     March 15, 1997
James P. Anthony

/s/  DEAN W. GRAVES       Director                     March 15, 1997
Dean W. Graves

/s/  RALPH E. MACNAUGHTON       Director               March 15, 1997
Ralph E. MacNaughton

/s/  TERRY G. CHRISTENBERRY     Director               March 15, 1997
Terry G. Christenberry

/s/  CHARLES M. FOUDREE   Director                     March 15, 1997
Charles M. Foudree

/s/  FRANK J. BECKER      Director                     March 15, 1997
Frank J. Becker

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULES









To the Board of Directors and Stockholders of OTR Express,
Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements included in OTR Express, Inc.'s annual report to shareholders incorporated by reference into this Form 10-K, and have issued our report thereon dated February 4, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








Arthur Andersen LLP







Kansas City, Missouri
February 4, 1997

Schedule II



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Balance at     Additions                  Balance at
                     Beginning      Charged to                 End
                     of Year        Expense     Deductions     of Year
Allowance for doubtful accounts


        1994         40,279          30,989     31,272         39,996
        1995         39,996          21,840      4,904         56,932
        1996         56,932          38,070     37,986         57,016















CORPORATE INFORMATION


Corporate Offices                       Common Stock Listing
OTR Express, Inc.                       OTR Express, Inc. common stock
804 N. Meadowbrook Drive                is traded on the NASDAQ National
Olathe, Kansas 66062                    Market System under the symbol:
(913) 829-1616                         	OTRX


Mailing address:
     PO Box 2819
     Olathe, Kansas 66063-0819