Form 10-Q
period 1997-03-31
OTR EXPRESS INC/KS
filed 1997-05-09
CIK 881895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                            FORM 10-Q

            Quarterly Report Pursuant To Section 13 or 15(d)
              of The Securities Exchange Act of 1934

For The Quarter Ended March 31, 1997     Commission file number 1-19773


                         OTR EXPRESS, INC.
          (Exact name of registrant as specified in its charter)

                  Kansas                          48-0993128
       (State or other jurisdiction of            (IRS Employer
        incorporation of organization)            Identification No.)

     804 N. Meadowbrook Drive
    PO Box 2819, Olathe, Kansas                   66063-0819
    (Address of principal executive offices)      (Zip Code)

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

     (1) Yes      X           No         (2)  Yes       X         No


                               1,840,515
    (Number of shares of common stock outstanding as of April 30, 1997)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS

                                    March 31 1997           December 31 1996
                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                              $      70,566            $      43,107
  Accounts receivable, freight          6,363,878                6,139,335
  Accounts receivable, other              434,811                  356,027
  Inventory                               584,197                  590,165
  Prepaid expenses and other            1,042,219                  552,426
  TOTAL CURRENT ASSETS                  8,495,671                7,681,060

PROPERTY AND EQUIPMENT                 43,862,743               42,894,525

  TOTAL ASSETS                      $  52,358,414            $  50,575,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank note payable                 $   2,526,000            $   1,389,000
  Accounts payable, trade               1,583,263                1,396,760
  Accrued payroll and taxes             1,129,004                  823,811
  Other accrued expenses                1,147,576                1,180,900
  Current portion of long-term debt    14,275,349               14,361,651
  TOTAL CURRENT LIABILITIES            20,661,192               19,152,122

LONG-TERM DEBT                         21,637,220               21,019,354
DEFERRED INCOME TAXES                   1,459,295                1,599,014

STOCKHOLDERS' EQUITY                    8,600,707                8,805,095

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $  52,358,414            $  50,575,585

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS


                                        Three  Months Ended March 31

(Unaudited)                             1997                1996

OPERATING REVENUE
  Freight revenue                        $  12,872,476       $  12,315,612
  Brokerage revenue                            958,515             716,737
  Total operating revenue                   13,830,991          13,032,349

OPERATING EXPENSES
  Salaries, wages and benefits               5,523,603           5,403,532
  Purchased transportation                     940,411             646,799
  Fuel                                       1,824,402           1,639,289
  Maintenance                                  855,824             804,706
  Depreciation                               1,716,390           1,698,960
  Insurance and claims                         316,518             391,525
  Taxes and licenses                         1,454,675           1,522,751
  Supplies and other                           806,734             623,002
  Total operating expenses                  13,438,557          12,730,564

Operating income                               392,434             301,785
Interest expense                               720,642             690,786

Income (loss) before income taxes             (328,208)           (389,001)
Income tax expense (benefit)                  (124,719)           (167,745)

Net income (loss)                          $  (203,489)        $  (221,256)

Average shares outstanding                   1,841,205           1,836,048

Net income (loss) per share                $     (0.11)        $     (0.12)

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31
(Unaudited)                                  1997             1996

OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES    $  1,053,151     $  601,848

INVESTING ACTIVITIES
Acquisition of property and equipment          (4,044,607)      (263,989)
Proceeds from disposition of property
and equipment                                   1,360,000        117,000
  NET CASH USED IN INVESTING ACTIVITIES        (2,684,607)      (146,989)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt        7,291,017      3,957,000
Repayments of long-term debt                   (6,759,453)    (4,021,463)
Net increase (decrease) in bank note payable    1,137,000       (390,000)
Other                                              (9,649)        (6,999)
   NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                   1,658,915       (461,462)

  NET INCREASE (DECREASE) IN CASH                  27,459         (6,603)
  CASH, BEGINNING OF PERIOD                        43,107         36,101

  CASH, END OF PERIOD                         $    70,566    $    29,498


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                     $    720,436    $   693,121
  Cash received for income taxes                        -        (65,025)


        OTR EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report and Form 10-K for the year ended December 31, 1996.

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the three months ended March 31, 1997, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $4,033,000. This debt bears interest at an effective rate of 8.00%. The Company refinanced encumbered revenue equipment through the issuance of long-term debt totaling $3,300,000. This debt bears interest at an effective rate of 8.66%.

At March 31, 1997, the Company had purchase and finance
commitments outstanding for additional revenue equipment totaling
$11,897,000.   The Company anticipates receiving proceeds from the
sale or trade-in of 116 tractors and 190 trailers in association with these commitments.

NOTE 3 - EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. The Company will be required to adopt FAS No. 128 in the fourth quarter of 1997, but does not expect that adoption will have a material effect on earnings per share.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
1st Quarter 1997 v. 1996
  Operating Revenue. Operating revenue improved by 6.1% to $13.8 million in the first quarter ended March 31, 1997 from $13.0 million in 1996. Freight revenue increased by 4.5% and brokerage revenue increased by 33.7%.
  Freight revenue improved primarily due to an increase in the rate per mile to $1.012 in the first quarter of 1997 compared to $0.979 in 1996. The higher rate is primarily a result of a higher level of shipper miles in 1997 compared to 1996. The average number of tractors in service were 506 in the first quarter of 1997 compared to 502 in 1996. Average miles per truck per week increased to 1,974 from 1,955. The Company's empty mile percent increased to 7.3% from 6.9% in 1996.
  Brokerage revenue increased to 6.9% of revenue from 5.5% due to an increase in the Company's customer base and additional personnel in the brokerage division.

  Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) improved to 97.2% in the first quarter of 1997 compared to 97.7% in 1996.
  Salaries, wages and benefits decreased to 39.9% of revenue in 1997 from 41.5% in 1996. The decrease has resulted from increased revenue rates per mile and relatively stable driver wage rates per mile.
  Purchased transportation represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division. Purchased transportation increased to 6.8% of revenue in 1997 compared to 5.0% in 1996 because of the increase in brokerage revenue.
  Fuel was 13.2% of revenue in 1997 compared to 12.6% in 1996.
The Company's blended average cost per gallon was $1.212 in 1997 compared to $1.101 in 1996, as a result of higher diesel fuel prices nationwide in the first quarter of 1997.
  Depreciation as a percent of revenue decreased to 12.4% in 1997 from 13.0% in 1996 as a result of higher revenue.
  Taxes and licenses as a percent of revenue decreased from 11.7% to 10.5% as a result of the increased revenue rate per mile.
  Supplies and other expenses were 5.8% of revenue in 1997 compared to 4.8% in 1996 as a result of an increase in advertising for drivers and monthly service costs of on-board satellite communications, which were installed in all of the Company's tractors in August 1996.

  Interest Expense. Interest expense declined to 5.2% of revenue in 1997 from 5.3% in 1996.

  Net Income (Loss). The Company reported a net loss of $203,000, or $0.11 per share, for the first quarter of 1997 compared to a net loss of $221,000, or $0.12 per share, in 1996.
The effective income tax rate was 37.9% in 1997 compared to 43.1% in 1996.

LIQUIDITY AND CAPITAL RESOURCES
  The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $4,045,000 for the three months ended March 31, 1997. The Company received $1,360,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 100 replacement tractors at a cost of $8.0 million and 190 replacement trailers at a cost of $3.9 million. The Company has finance commitments for the equipment purchases at fixed interest rates. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
  Historically, the Company has obtained loans for revenue equipment which are of shorter duration (three years for trailers, four years for tractors) than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, management believes that these factors are mitigated by the more attractive interest rates and terms available on these
shorter maturities.   This financing practice has been a
significant cause of the working capital deficit which has existed since the Company's inception. However, in 1997 the Company began financing tractors over fifty-four months to reflect a longer holding period for the tractors. Trailers will be financed over sixty months. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at March 31, 1997 was $12.2 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
  As of March 31, 1997, the Company had a credit line of $5.5 million with its primary lending bank. The line bears interest at the prime lending rate, expires May 31, 1997 and is secured by accounts receivable of the Company. The Company had borrowings of $2.5 million under this line at March 31, 1997. A total of $1.6 million of the available credit line was committed for letters of credit issued by the bank.
  In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.

PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings......................................*
ITEM 2 - Changes in Securities..................................*
ITEM 3 - Defaults Upon Senior Securities........................*
ITEM 4 - Submission of Matters to a Vote of Security Holders....*
ITEM 5 - Other Information......................................*

  *  No information submitted under this caption.

ITEM 6 - Exhibits and Reports on Form 8-K
  The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OTR EXPRESS, INC.
                                                  (Registrant)


Date:           May 9, 1997                       /s/   William P. Ward
                                                  By:  William P. Ward
                                                  Chairman of the Board,
                                                  President and Principal
                                                  Executive Officer

Date:           May 9, 1997                       /s/   Steven W. Ruben
                                                  By:  Steven W. Ruben
                                                  Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer