Form 10-Q
period 1997-06-30
OTR EXPRESS INC/KS
filed 1997-08-14
CIK 881895

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

               Quarterly Report Pursuant To Section 13 or 15(d)
                   of The Securities Exchange Act of 1934

For The Quarter Ended June 30, 1997           Commission file number 1-19773


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

  (1) Yes      X           No                (2)  Yes       X         No      __


                                 1,840,515
     (Number of shares of common stock outstanding as of July 31, 1997)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OTR EXPRESS, INC.
BALANCE SHEETS
                                       June 30              December 31
                                       1997                 1996
                                       (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                    $   119,190          $     43,107
Accounts receivable, freight              7,489,479             6,139,335
Accounts receivable, other                  352,257               297,585
Inventory                                   586,910               590,165
Prepaid expenses and other                  858,655               610,868
   TOTAL CURRENT ASSETS                   9,406,491             7,681,060

PROPERTY AND EQUIPMENT                   46,972,030            42,894,525

   TOTAL ASSETS                        $ 56,378,521          $ 50,575,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable, bank                     $          -          $  1,389,000
Accounts payable, trade                   1,449,571             1,396,760
Accrued payroll and taxes                 1,633,902               823,811
Other accrued expenses                    1,321,393             1,180,900
Current portion of long-term debt        14,511,767            14,361,651
   TOTAL CURRENT LIABILITIES             18,916,633            19,152,122

NOTE PAYABLE, BANK                        2,876,136                     -
LONG-TERM DEBT                           24,275,194            21,019,354
DEFERRED INCOME TAXES                     1,553,368             1,599,014

STOCKHOLDERS' EQUITY                      8,757,190             8,805,095
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $ 56,378,521          $ 50,575,585

OTR EXPRESS, INC.
STATEMENTS OF OPERATIONS

                      Second Quarter Ended          Six  Months Ended
                            June 30                      June 30

(Unaudited)            1997        1996              1997        1996
OPERATING REVENUE
Freight revenue        $14,772,396 $12,599,874       $27,644,872 $24,915,486
Brokerage revenue          890,529     806,513         1,849,044   1,523,250
Total operating
revenue                 15,662,925  13,406,387        29,493,916  26,438,736

OPERATING EXPENSES
Salaries, wages and
benefits                 6,216,571   5,255,914        11,740,174  10,659,446
Purchased
transportation             846,968     733,775         1,787,379   1,380,574
Fuel                     1,876,073   1,696,242         3,700,475   3,335,531
Maintenance                932,475     792,804         1,788,299   1,597,510
Depreciation             1,810,702   1,755,076         3,527,092   3,454,036
Insurance and claims       534,870     361,195           851,388     752,720
Taxes and licenses       1,512,610   1,441,736         2,967,285   2,964,487
Supplies and other         894,550     662,676         1,701,284   1,285,678
Total operating
expenses                14,624,819  12,699,418        28,063,376  25,429,982

Operating income         1,038,106     706,969         1,430,540   1,008,754
Interest expense           799,826     646,297         1,520,468   1,337,083

Income (loss)
before income taxes        238,280      60,672           (89,928)   (328,329)
Income tax
expense (benefit)           90,546      24,980           (34,173)   (142,765)

Net income (loss)      $   147,734  $   35,692       $   (55,755) $ (185,564)

Average shares
outstanding              1,840,515   1,835,518         1,840,685   1,835,783

Net income (loss)
per share             $       0.08  $     0.02       $     (0.03) $    (0.10)

OTR EXPRESS, INC.
STATEMENTS OF CASH FLOWS


                                            Six  Months Ended
                                                June 30
(Unaudited)                                 1997               1996
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                  $   2,797,238      $   2,778,545

INVESTING ACTIVITIES
Acquisition of property
and equipment                                 (10,884,554)        (4,549,487)
Proceeds from disposition
of property and equipment                       3,279,957            975,000
   NET CASH USED IN
   INVESTING ACTIVITIES                        (7,604,597)        (3,574,487)

FINANCING ACTIVITIES
Proceeds from issuance
of long-term debt                              14,168,142         11,910,687
Repayments of long-term debt                  (10,762,186)        (8,462,340)
Net increase (decrease) in
bank note payable                               1,487,136         (2,522,555)
Other                                              (9,650)            (6,999)
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                         4,883,442            918,793

   NET INCREASE  IN CASH                          76,083             122,851
   CASH, BEGINNING OF PERIOD                      43,107              36,101

   CASH, END OF PERIOD                      $    119,190        $    158,952


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                   $  1,520,905        $  1,356,024
   Cash received for income taxes                 (3,526)            (81,460)

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

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the six months ended June 30, 1997, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $10,918,000. This debt bears interest at effective rates between 8.00% and 8.73%. The Company refinanced encumbered revenue equipment through the issuance of long-term debt totaling $3,300,000. This debt bears interest at an effective rate of 8.66%.

At June 30, 1997, the Company had purchase and finance commitments
outstanding for additional revenue equipment totaling $5,030,174.   The
Company anticipates receiving proceeds from the sale or trade-in of 48 tractors and 190 trailers in association with these commitments.

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

NOTE 4 - RECLASSIFICATIONS
Certain reclassifications have been made to the balance sheet for the prior period to conform to the current period presentation.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
2nd Quarter 1997 v. 1996
   Operating Revenue. Operating revenue improved by 16.8% to $15.7 million in the second quarter ended June 30, 1997 from $13.4 million in 1996. Freight revenue increased by 17.2% and brokerage revenue increased by 10.4%.
   Freight revenue improved primarily due to an increase in the rate per mile to $1.032 in the second quarter of 1997 compared to $0.991 in 1996. The higher rate is primarily a result of a higher level of direct shipper miles in 1997 compared to 1996. The average number of tractors in service were 525 in the second quarter of 1997 compared to 508 in 1996. Average miles per truck per week increased to 2,106 from 1,928 due to increased freight demand. The Company's empty mile percent increased to 7.3% from 6.5% in 1996.
   Brokerage revenue decreased to 5.7% of revenue from 6.0% in 1996.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) improved to 93.4% in the second quarter of 1997 compared to 94.7% in 1996.
   Salaries, wages and benefits increased to 39.7% of revenue in 1997 from 39.2% in 1996 due to the hiring of additional customer service and dispatch personnel.
   Purchased transportation represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division. Purchased transportation decreased to 5.4% of revenue in 1997 from 5.5% in 1996.
   Fuel was 12.0% of revenue in 1997 compared to 12.7% in 1996. The Company's blended average cost per gallon was $1.124 in 1997 compared to $1.142 in 1996, as a result of lower diesel fuel prices nationwide in the second quarter of 1997.
   Depreciation as a percent of revenue decreased to 11.6% in 1997 from 13.1% in 1996 as a result of higher revenue per mile.
   Taxes and licenses as a percent of revenue decreased from 10.8% in 1996 to 9.7% in 1997 as a result of the increased revenue per mile.
   Supplies and other expenses were 5.7% of revenue in 1997 compared to 4.9% in 1996 as a result of an increase in advertising for drivers and the cost of on-board satellite communications, which were installed in all of the Company's tractors in August 1996.

   Interest Expense. Interest expense increased to 5.1% of revenue in 1997 from 4.8% in 1996 as a result of higher debt levels per unit.

   Net Income (Loss). The Company reported net income of $148,000, or $0.08 per share, for the second quarter of 1997 compared to net income of $36,000, or $0.02 per share, in 1996. The effective income tax rate was 38.0% in 1997 compared to 41.2% in 1996.

Six Months Comparison 1997 v. 1996
   Operating Revenue.  Operating revenue for the six months ended June
30, 1997 increased by 11.6% to $29.5 million from $26.4 million in 1996. Freight income increased by 11.6% during the period while brokerage income increased by 21.4%. Average revenue per mile increased from $0.983 in 1996 to $1.022 in 1997. Average miles per week per truck increased to 2,039 in 1997 from 1,923 in 1996. The average number of tractors increased for the first six months of 1997 to 516 units in service from 510 in 1996. In addition, empty miles were 7.3% of total miles in the first six months of 1996 compared to 6.7% in 1995.

   Operating Expenses. The operating ratio for the first six months of 1997 improved to 95.1% compared to 96.2% in 1996.
   Salaries, wages and benefits decreased to 39.8% of revenue for the first six months of 1997 compared to 40.3% in 1996 as a result of the higher revenue per mile.
   Fuel decreased slightly to 12.5% of revenue in 1997 from 12.6% in 1996 as a result of higher revenue per mile. The Company's blended average cost per gallon was $1.166 in 1997 compared to $1.122 in 1996.
   Depreciation as a percent of revenue decreased to 12.0% in 1997 from 13.1% as a result of the higher revenue per mile.
   Taxes and licenses as a percent of revenue declined from 11.2% in 1996 to 10.1% as a result of higher revenue per mile.
   Supplies and other expenses were 5.8% of revenue in 1997 compared to 4.9% in 1996 as a result of an increase in advertising for drivers and service costs of on-board communications.

   Interest Expense. Interest expense increased to 5.2% of revenue in 1997 from 4.1% in 1996 as a result of increased borrowings per unit in1997.

   Net Income (Loss). For the first six months of 1997, the Company reported a net loss of $56,000, or $0.03 per share, compared to net loss of $186,000, or $0.10 per share, in 1996. The effective income tax rate for the first six months of 1997 was 38.0% compared to 43.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $10,885,000 for the six months ended June 30, 1997. The Company received $3,280,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 41 replacement tractors at a cost of $3.3 million and 75 replacement trailers at a cost of $1.5 million. The Company has finance commitments for 100% of the equipment purchases at rates that will be fixed at time of origination. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration (three years for trailers, four years for tractors) than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, management believes that these factors are mitigated by the more attractive interest rates and terms available on
these shorter maturities.   This financing practice has been a significant
cause of the working capital deficit which has existed since the Company's inception. However, in 1997 the Company began financing tractors over fifty-four months to reflect a longer holding period for the tractors. Trailers will be financed over sixty months. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at June 30, 1997 was $9.5 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
   In June 1997, the Company entered into a new revolving line of credit agreement with a financial institution. The maximum borrowing on the line is $7 million through December 31, 1997. Should the Company's tangible net worth exceed $9 million based on the December 31, 1997 audited financial statements, the maximum borrowing on the line increases to $8 million. The line bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at June 30, 1997. The Company had borrowings of $2.9 million under this line at June 30, 1997. A total of $1.5 million of the available credit line was committed for letters of credit issued by the financial institution.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.
   Certain of the preceding paragraphs contain forward-looking statements that are based on current expectations and are subject to risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions, competitive factors, pricing pressures and other factors.

PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings...............................*
ITEM 2 - Changes in Securities............................*
ITEM 3 - Defaults Upon Senior Securities...................*
ITEM 4 - Submission of Matters to a Vote of Security Holders........*
ITEM 5 - Other Information.................................*

   *  No information submitted under this caption.

ITEM 6 - Exhibits and Reports on Form 8-K
   Exhibit 10(l) - Loan and Security Agreement Dated June 11, 1997
   The Company did not file any reports on Form 8-K during the six months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       OTR EXPRESS, INC.
                           (Registrant)


Date:         August 13, 1997
                                                    /s/   William P. Ward
                                                    By:  William P. Ward
                                                    Chairman of the Board,
                                                    President and Principal
                                                    Executive Officer


Date:         August 13, 1997
                                                    /s/   Steven W. Ruben
                                                    By:  Steven W. Ruben
                                                    Principal Financial
                                                    Officer and Principal
                                                    Accounting Officer