Form 10-K/A
period 1996-12-31
OTR EXPRESS INC/KS
filed 1997-10-10
CIK 881895

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                         _______________________

                               FORM 10-K/A
                             AMENDMENT NO. 1

   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the year ended December 31, 1996

                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission File No. 1-19773


                            OTR EXPRESS, INC.
          (Exact name of Registrant as specified in its charter)
   Kansas                                                   48-0993128
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

804 N. Meadowbrook Drive, Olathe, Kansas                     66062
(Address of Principal Executive Offices)                  (Zip Code)

(913) 829-1616
(Registrant's telephone number, including area code)


          Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value
                         (Title of each class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X   YES        NO


Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                     X   YES        NO

The aggregate market value of voting stock held by non-affiliates of the registrant was $10,124,081 as of October 9, 1997.

The number of shares of common stock outstanding was 1,840,742 as of October 9, 1997.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Exhibit No.           Description             Page No. Or Incorporation By
                                                     Reference To

3(a)   Articles of Incorporation, as amended   Exhibit 3(a) to Annual Report
                                               for the year ended December
                                               31, 1994 on Form 10-K

3(b)   Restated By-Laws                        Exhibit 3(b) to Annual Report
                                               for the year ended December
                                               31, 1995 on Form 10-K

4      The Registrant, by signing this Report,
       agrees to furnish the Securities and
       Exchange Commission, upon its request,
       a copy of any instrument which defines
       the rights of holders of long-term debt
       of the Registrant

4(a)   Specimen Common Stock Certificate       Exhibit 4(a) to Amendment
                                               No. 1 to Registration
                                               Statement on Form S-18 (SEC
                                               File No. 33-44422FW)

10(a)  1991 Incentive Stock Option Plan of     Exhibit 10(a) to Registration
       OTR Express, Inc.                       Statement on Form S-18 (SEC
                                               File No. 33-44422FW)

10(b)  Assignment regarding post office box    Exhibit 10(aa) to Annual
       dated June 26, 1992 between Registrant  Report for the year ended
       and Boatmen's First National Bank of    December 31, 1992 on Form
       Kansas City                             10-K



10(c)  Mortgage note dated January 10, 1995    Exhibit 10(xx) to Annual
       between Registrant and Toni J.          Report for the year ended
       Waggoner and Robert E. Waggoner, as     December 31, 1994 on Form
       Trustees                                10-K


10(d)  Accounts Receivable Loan Agreement      Exhibit 10(zz) to Annual
       dated August 27, 1995 between           Report for the year ended
       Registrant and Boatmen's First          December 31, 1995 on Form
       National Bank of Kansas City            10-K

10(e)  Amendment to Accounts Receivable        Exhibit 10(aaa) to Annual
       Loan Agreement dated April 27, 1995     Report for the year ended
       between Registrant and Boatmen's        December 31, 1995 on Form
       First National Bank of Kansas City      10-K

10(f)  OTR Express, Inc. 1996 Stock Option     Exhibit 10(bbb) to Annual
       Plan                                    Report for the year ended
                                               December 31, 1995 on Form
                                               10-K

10(g)  OTR Express, Inc. 1996 Directors'       Exhibit 10(ccc) to Annual
       Stock Option Plan                       Report for the year ended
                                               December 31, 1995 on Form
                                               10-K

10(h)  Form of Carrier/Shipper                 Exhibit 10(ddd) to Annual
       Transportation Contract                 Report for the year ended
                                               December 31, 1996 on Form
                                               10-K


10(i)  Contract to Purchase Tractors in 1997   Exhibit 10(eee) to Annual
       between Registrant and KCR              Report for the year ended
       International Trucks, Inc.              December 31, 1996 on Form
                                               10-K

10(j) Contract to Purchase Trailers in 1997 Exhibit 10(fff) to Annual between Registrant and Utility Trailer Report for the year ended
       Sales of Kansas City                    December 31, 1996 on Form
                                               10-K

10(k) Accounts Receivable Loan Agreement Exhibit 10(ggg) to Annual dated May 1, 1996 between Registrant Report for the year ended
       and UMB Bank, N.A.                      December 31, 1996 on Form
                                               10-K

10(l)  Loan and Security Agreement Dated       Exhibit 10(hhh) to Quarterly
       June 11, 1997                           Report for the quarter ended
                                               March 31, 1997 on Form 10-Q

11     Statement re: Computation of            Exhibit 11(a) to Annual
       Earnings per share                      Report for the year ended
                                               December 31, 1996 on Form
                                               10-K

13     Annual Report to Stockholders for       Exhibit 13(a) to Annual
       the year ended December 31, 1996        Report for the year ended
                                               December 31, 1996 on Form
                                               10-K

23     Consent of Arthur Andersen LLP (filed   Page 5 sequentially
       herewith)                               numbered pages

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTR EXPRESS, INC.



Date: October 9, 1997                      /s/ WILLIAM P. WARD
                                           Chairman of the Board



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                        DATE

/s/ WILLIAM P. WARD    Chairman of the Board , President and   October 9, 1997
William P. Ward        Principal Executive Officer

/s/ GARY J. KLUSMAN    Executive Vice President and Director   October 9, 1997
Gary J. Klusman

/s/ JANICE K. WARD     Vice President, Compensation and        October 9. 1997
Janice K. Ward         Administration, Secretary and Director

/s/ STEVEN W. RUBEN    Vice President/Finance, Principal       October 9, 1997
Steven W. Ruben        Financial Officer and Principal
                       Accounting Officer

/s/ JAMES P. ANTHONY        Director                           October 9, 1997
James P. Anthony

/s/ DEAN W. GRAVES          Director                           October 9, 1997
Dean W. Graves

/s/ RALPH E. MACNAUGHTON    Director                           October 9, 1997
Ralph E. MacNaughton

/s/ TERRY G. CHRISTENBERRY  Director                           October 9, 1997
Terry G. Christenberry

/s/ CHARLES M. FOUDREE      Director                           October 9, 1997
Charles M. Foudree

/s/ FRANK J. BECKER         Director                           October 9, 1997
Frank J. Becker