Form 10-Q
period 1997-09-30
OTR EXPRESS INC/KS
filed 1997-11-12
CIK 881895

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


   [X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Quarter Ended September 30, 1997

   [ ]  Transition Report Pursuant To Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

                       Commission file number 1-19773


                               OTR EXPRESS, INC.
             (Exact name of registrant as specified in its charter)
           Kansas                                        48-0993128
 (State or other jurisdiction of                      (IRS Employer
  incorporation of organization)                    Identification No.)

    804 N. Meadowbrook Drive
    PO Box 2819                                           66063-0819
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

                            Yes      X           No


                                  1,840,515
   (Number of shares of common stock outstanding as of October 31, 1997)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OTR EXPRESS, INC.
BALANCE SHEETS
                                 September 30           December 31
                                 1997                   1996
                                 (Unaudited)
ASSETS
CURRENT ASSETS
Cash                             $      249,786          $       43,107
Accounts receivable, freight          8,230,384               6,139,335
Accounts receivable, other              309,377                 297,585
Inventory                               588,662                 590,165
Prepaid expenses and other              596,499                 610,868
  TOTAL CURRENT ASSETS                9,974,708               7,681,060

PROPERTY AND EQUIPMENT               47,812,683              42,894,525

  TOTAL ASSETS                  $    57,787,391          $   50,575,585

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
Note payable, bank              $            -           $    1,389,000
Accounts payable, trade              1,787,215                1,396,760
Accrued payroll and taxes            1,404,819                  823,811
Other accrued expenses               1,417,401                1,180,900
Current portion of long-term
debt                                14,057,204               14,361,651
  TOTAL CURRENT LIABILITIES         18,666,639               19,152,122

NOTE PAYABLE, BANK                   3,056,923                        -
LONG-TERM DEBT                      25,212,915               21,019,354
DEFERRED INCOME TAXES                1,758,479                1,599,014

STOCKHOLDERS' EQUITY                 9,092,435                8,805,095

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         $   57,787,391           $   50,575,585

OTR EXPRESS, INC.
STATEMENTS OF OPERATIONS

                            Third Quarter Ended       Nine Months Ended
                               September 30            September 30
(Unaudited)                 1997          1996        1997        1996
OPERATING REVENUE
Freight revenue             $16,090,407  $13,660,544  $43,735,279  $38,576,030
Brokerage revenue               964,033      809,055    2,813,077    2,332,305
Total operating
revenue                      17,054,440   14,469,599   46,548,356   40,908,335

OPERATING EXPENSES
Salaries, wages and
benefits                      6,796,283    5,828,271   18,536,457   16,487,717
Purchased transportation        933,557      702,432    2,720,936    2,083,006
Fuel                          1,907,885    1,686,933    5,608,360    5,022,464
Maintenance                     965,354      834,556    2,753,653    2,432,066
Depreciation                  1,936,104    1,729,300    5,463,196    5,183,336
Insurance and claims            543,278      417,320    1,394,666    1,170,040
Taxes and licenses            1,597,689    1,553,720    4,564,974    4,518,207
Supplies and other              946,851      810,065    2,648,135    2,095,743
Total operating expenses     15,627,001   13,562,597   43,690,377   38,992,579

Operating income              1,427,439      907,002    2,857,979    1,915,756
Interest expense                900,833      721,382    2,421,301    2,058,465

Income (loss) before
income taxes                    526,606      185,620      436,678     (142,709)
Income tax expense
(benefit)                       200,111       81,536      165,938      (61,229)

Net income (loss)           $   326,495  $   104,084  $   270,740  $   (81,480)

Average shares
outstanding                   1,840,515    1,835,518    1,840,742    1,835,694

Net income (loss)
per share                  $       0.18  $      0.06  $      0.15  $     (0.04)

OTR EXPRESS, INC.
STATEMENTS OF CASH FLOWS

                                               Nine Months Ended
                                                  September 30
(Unaudited)                                1997                 1996
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                 $  5,040,646          $  4,051,509

INVESTING ACTIVITIES
Acquisition of property
and equipment                               (16,051,953)           (8,520,587)
Proceeds from disposition
of property and equipment                     5,670,599             2,673,000
  NET CASH USED IN INVESTING ACTIVITIES     (10,381,354)           (5,847,587)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt     19,397,920            13,987,430
Repayments of long-term debt                (15,508,806)          (10,765,998)
Net increase (decrease) in bank
note payable                                  1,667,923            (1,433,555)
Other                                            (9,650)               (6,999)
  NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  5,547,387             1,780,878

  NET INCREASE (DECREASE) IN CASH               206,679               (15,200)
  CASH, BEGINNING OF PERIOD                      43,107                36,101

  CASH, END OF PERIOD                     $     249,786          $     20,901


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                 $    2,413,733          $  2,073,556
  Cash received for income taxes                 (3,526)              (86,023)



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

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the nine months ended September 30, 1997, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $16,142,000. This debt bears interest at effective rates between 8.00% and 8.73%. The Company refinanced encumbered revenue equipment through the issuance of long-term debt totaling $3,300,000. This debt bears interest at an effective rate of 8.66%.

At September 30, 1997, the Company had purchase and finance commitments outstanding for additional revenue equipment approximately $1,300,000.
The Company anticipates receiving proceeds from the sale or trade-in of 73 trailers in association with these commitments.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATIONS AND FINANCIAL CONDITION

Overview. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

RESULTS OF OPERATION

                         Third Quarter Ended           Nine Months Ended
                            September 30                 September 30

                         1997         1996            1997         1996
Operating Revenue        $17,054,440  $14,469,599     $46,548,356  $40,908,335
Operating Expenses        15,627,001   13,562,597      43,690,377   38,992,579
Interest Expense             900,833      721,382       2,421,301    2,058,465
Net Income (Loss)        $   326,495  $   104,084     $   270,740  $   (81,480)

3rd Quarter 1997 v. 1996
  Operating Revenue. Operating revenue improved by 17.9% to $17.1 million in the third quarter ended September 30, 1997 from $14.5 million in 1996. Freight revenue increased by 17.9% and brokerage revenue increased by 19.2%.
  Freight revenue improved primarily due to an increase in the rate per mile to $1.039 in the third quarter of 1997 compared to $0.998 in 1996. The higher rate is primarily a result of a higher level of direct shipper miles in 1997 compared to 1996. The average number of tractors in service was 535 in the third quarter of 1997 compared to 510 in 1996. Average miles per truck per week increased to

2,217 from 2,045 due to improved demand from the Company's direct shipper customers. The Company's empty mile percent increased to 8.0% from 6.5% in 1996.
  Brokerage revenue increased to 5.7% of revenue from 5.6% in 1996.

  Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) improved to 91.6% in the third quarter of 1997 compared to 93.7% in 1996.
  Salaries, wages and benefits decreased to 39.9% of revenue in 1997 from 40.3% in 1996 primarily because of increased revenue rates.
  Purchased transportation represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division. Purchased transportation increased to 5.5% of revenue in 1997 from 4.9% in 1996.
  Fuel was 11.2% of revenue in 1997 compared to 11.7% in 1996. The Company's blended average cost per gallon was $1.078 in 1997 compared to $1.156 in 1996, as a result of lower diesel fuel prices nationwide in the third quarter of 1997.
  Insurance and claims represented 3.2% and 2.9% of operating revenue in the third quarter of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
  Depreciation as a percent of revenue decreased to 11.4% in 1997 from 12.0% in 1996 as a result of higher revenue per mile.
  Taxes and licenses as a percent of revenue decreased from 10.7% in 1996 to 9.4% in 1997 as a result of the increased revenue per mile.

  Interest Expense. Interest expense increased to 5.3% of revenue in 1997 from 5.0% in 1996 as a result of higher debt levels per unit.

  Net Income. The Company reported net income of $326,000, or $0.18 per share, for the third quarter of 1997 compared to net income of $104,000, or $0.06 per share, in 1996. The effective income tax rate was 38.0% in 1997 compared to 43.9% in 1996.

Nine Months Comparison 1997 v. 1996
  Operating Revenue. Operating revenue for the nine months ended September 30, 1997 increased by 13.8% to $46.5 million from $40.9 million in 1996. Freight income increased by 13.4% during the period while brokerage income increased by 20.6%. Average revenue per mile increased from $0.989 in 1996 to $1.028 in 1997. Average miles per week per truck increased to 2,103 in 1997 from 1,976 in 1996. The average number of tractors increased for the first nine months of 1997 to 522 units in service from 507 in 1996. In addition, empty miles were 7.6% of total miles in the first nine months of 1997 compared to 6.6% in 1996.

  Operating Expenses. The operating ratio for the first nine months of 1997 improved to 93.9% compared to 95.3% in 1996.
  Salaries, wages and benefits decreased to 39.8% of revenue for the first nine months of 1997 compared to 40.3% in 1996 as a result of the higher revenue per mile.
  Fuel decreased slightly to 12.1% of revenue in 1997 from 12.3% in 1996 as a result of higher revenue per mile. The Company's blended average cost per gallon was $1.134 in 1997 compared to $1.133 in 1996.
  Insurance and claims represented 3.0% and 2.9% of operating revenue in the first nine months of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
  Depreciation as a percent of revenue decreased to 11.7% in 1997 from 12.7% as a result of the higher revenue per mile.
  Taxes and licenses as a percent of revenue declined from 11.0% in 1996 to 9.8% as a result of higher revenue per mile.
  Supplies and other expenses were 5.7% of revenue in 1997 compared to 5.1% in 1996 as a result of an increase in advertising for drivers and service costs of on-board communications.

  Interest Expense. Interest expense increased to 5.2% of revenue in 1997 from 5.0% in 1996 as a result of increased borrowings per unit in 1997.

  Net Income (Loss). For the first nine months of 1997, the Company reported net income of $271,000, or $0.15 per share, compared to a net loss of $81,000, or $0.04 per share, in 1996. The effective income tax rate for the first six months of 1997 was 38.0% compared to 42.9% in 1996.

  Inflation. The effect of inflation on the Company has not been significant during the last three years. An extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Unless freight rates could be increased on a timely basis, operating results could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
  The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $16,142,000 for the nine months ended September 30, 1997. The Company received $5,671,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 73 replacement trailers at a cost of $1.3 million. The Company has finance commitments for 100% of the equipment purchases at rates that will be fixed at time of origination. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
  Historically, the Company has obtained loans for revenue equipment which are of shorter duration (three years for trailers, four years for tractors) than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, management believes that these factors are mitigated by the more attractive interest rates and terms available on
these shorter maturities.   This financing practice has been a significant
cause of the working capital deficit which has existed since the Company's inception. However, in 1997 the Company began financing tractors over fifty-four months to reflect a longer holding period for the tractors. Trailers will be financed over sixty months. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at September 30, 1997 was $8.7 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
  In June 1997, the Company entered into a new revolving line of credit agreement with a financial institution. The maximum borrowing on the line is $7 million through December 31, 1997. Should the Company's tangible net worth exceed $9 million based on the December 31, 1997 audited financial statements, the maximum borrowing on the line increases to $8 million. The line bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at September 30, 1997. The Company had borrowings of $3.1 million under this line at September 30, 1997. A total of $1.5 million of the available credit line was committed for letters of credit issued by the financial institution.

  At September 30, 1997, the Company owned 27 tractors, 16 trailers which were not pledged as collateral for any liabilities and were free and clear of any debt obligations. This equipment has an approximate market value of $1,351,000.
  In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.

PART II OTHER INFORMATION

ITEM 1 - Legal
Proceedings........................................*
ITEM 2 - Changes in Securities and Use of
Proceeds...........................................*
ITEM 3 - Defaults Upon Senior
Securities.........................................*
ITEM 4 - Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the registrant was held on May 1, 1997. In addition to the election of three Class B directors to serve three-year terms, the shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the Company.

Stockholders representing 1,367,568 shares or 74% were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the appointment of Arthur Andersen LLP as independent auditors for 1997 is as follows:
                                                       Votes
                               Votes      Votes        Against or
                               Cast       For          Withheld
Frank J. Becker                1,359,056  1,352,382     6,674
Dr. Ralph E. MacNaughton       1,337,366  1,330,632     6,674
William P. Ward                1,367,568  1,360,894     6,674
Appointment of Arhtur
Andersen LLP as independent
auditors                       1,334,443 1,305,593     28,850

ITEM 5 - Other
Information..........................................*
ITEM 6 - Exhibits and Reports on Form 8-K............*
  (a) Exhibits
  (b) Reports on Form 8-K
  *  No information submitted under this caption.
  The Company did not file any exhibits or reports on Form 8-K during the three months ended September 30, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      OTR EXPRESS, INC.
                                                      (Registrant)


Date: November 12, 1997                              /s/   William P. Ward
                                                     By:  William P. Ward
                                                     Chairman of the Board,
                                                     President and Principal
                                                     Executive Officer


Date: November 12, 1997                              /s/   Steven W. Ruben
                                                     By:  Steven W. Ruben
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer