Form 10-K
period 1997-12-31
OTR EXPRESS INC/KS
filed 1998-03-25
CIK 881895

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-K

              Annual Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

    For the year ended December 31, 1997   Commission file number 1-19773

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

   (1) Yes    X         No                      (2) Yes    X        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of voting stock held by non-affiliates of the registrant was $12,851,685 as of February 28, 1998.

                                 1,835,955
   (Number of shares of common stock outstanding as of February 28, 1998)

Part III incorporates certain information by reference from the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 1997 and Part III incorporates certain information by reference from the Registrant's definitive proxy statement dated April 4, 1998.

                             OTR EXPRESS, INC.

                      1997 Annual Report on Form 10-K

                             Table of Contents


                                                                  Page
                                 Part I

  Item  1.   Business                                               3
  Item  2.   Properties                                             9
  Item  3.   Legal Proceedings                                     10
  Item  4.   Submission of Matters to a Vote of Security Holders   10


                                 Part II

  Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   10
  Item  6.   Selected Financial Data                               10
  Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   10
  Item  8.   Financial Statements and Supplementary Data           11
  Item  9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                11


                                Part III

  Item 10.   Directors and Executive Officers of the Registrant    11
  Item 11.   Executive Compensation                                11
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management                                            11
  Item 13.   Certain Relationships and Related Transactions        11


                               Part IV

  Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                  12

                               PART I


Item 1.    Business

Overview

   The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward looking statements.
Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; issues arising from addressing Year 2000 Issues; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

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

Operating Strategy

   OTR's business philosophy is to provide high quality transportation services at a low cost. The Company has historically achieved this by (1) focusing on technology; (2) operating premium, late model equipment; (3) hiring experienced drivers; and (4) maintaining an efficient cost structure. From its founding in 1985 until 1995, the Company's operating strategy differed from that of most truckload carriers in that OTR serviced a large base of customers with no long-term contracts or commitments. This strategy allowed the Company to obtain the most profitable loads available on a spot basis. To identify the most profitable loads, the Company utilized its internally developed, proprietary Freight Optimization System - a next move probability based freight system. The Freight Optimization System enables the Company to analyze historical data to prioritize customers most likely to have freight that will produce the most profitable combination of rates and destinations. The Freight Optimization System was designed to maximize freight opportunities, maximize revenue per mile and minimize empty miles, but had become dependent to some extent on freight brokers offering opportunities in the spot market. In mid 1995, using the system, the Company received as much as 55% of its freight opportunities from freight brokers who typically pay 10% to 15% less per mile than direct shippers.

   In 1996, due to changing market conditions, the Company determined that it was necessary to change its operating strategy to market to larger national accounts and away from the lower priced spot freight market and its reliance on freight brokers. The objective of OTR's new operating strategy was to improve revenue per mile, equipment utilization, stability of the customer base and reduce reliance on freight brokers. These larger shippers are capable of offering increased load counts at higher revenue rates. The larger shippers require additional services, including guaranteed equipment availability, drop trailers and fifty-three foot trailers. Additionally, in 1996, the Company began offering Qualcomm satellite communications on every truck and electronic data interchange (EDI) for load status information to serve the Company's larger national accounts. The Company is working to integrate these larger shippers into the Company's existing operating strategy effectively, providing a higher mix of more profitable shipper freight. In this new operating strategy, the Company will be able to utilize its Freight Optimization System which will work in conjunction with the Company's new national accounts program to identify opportunities on non-national account freight and backhaul opportunities on national account freight.

   In 1997, the Company added a customer service department in order to further enhance the Company's service capabilities and to expand business opportunities with direct shipper customers.

   OTR began regional short-haul operations in Kansas City and Chicago in 1997 to meet customer demand. Based on management's analysis of the market size, cost of entry and potential long-term profitability, the Company expects to make further investments in the short-haul division.

   This flexible operating strategy has contributed to the Company's rapid growth during the five year period ending December 31, 1997, with revenue increasing to $63.8 million in 1997 from $22.0 million in 1992 (a compound annual growth rate of 23.7%), and a corresponding increase in its fleet to 526 company-owned tractors from 228 during such period.

Customers and Marketing

   OTR has a large customer base that is diversified in terms of geographic location and types of commodities shipped. The Company markets its services based on dependable, time definite delivery and service.

   The Company obtains freight in three different manners: directly from shippers ("OTR Shippers"), through Company agents ("Agent Shippers") and from freight brokers. OTR Shippers are marketed directly by internal OTR sales representatives. Agent Shippers are marketed by the Company's outside sales agents. The Company's customer database includes approximately 500 OTR Shippers, 320 Agent Shippers and 230 freight brokers. In 1997, OTR Shippers accounted for 57% of OTR's revenue miles, Agent Shippers accounted for 20% and freight brokers accounted for 23%. In 1996, OTR Shippers accounted for 46% of OTR's revenue miles, Agent Shippers accounted for 14% and freight brokers accounted for 40%.

   The freight obtained from OTR Shippers and Agent Shippers is generally more profitable than freight obtained from brokers, having freight rates which average 10% to 15% more than brokered freight. To maximize this more profitable revenue base by generating new OTR Shippers, OTR increased the number of its sales representatives and customer service representatives to eighteen at February 28, 1998 from three at December 31, 1994. Historically, sales representatives operated primarily through direct telemarketing efforts. In 1996, the Company began making face to face sales calls to its current customers and prospective customers in conjunction with its national account program. The Company plans to continue expansion of its sales force and customer service representatives.

   The Company's brokered freight is obtained through a network of freight brokers who contract for freight directly from shippers and re-contract with the Company to transport the freight. A freight broker helps carriers obtain loads in areas where the carrier does not typically have a large number of customers, thereby minimizing the empty miles of the carrier. Freight brokers typically earn a margin based on a percentage of the carrier's freight fee. The Company has developed a network of approximately 230 freight brokers. The Company expects to continue to reduce the percentage of revenue miles from freight brokers in the future.

   For the year ended December 31, 1997, the Company's 20, 10 and five largest customers accounted for 29.9%, 20.5% and 12.9%, respectively, of the Company's operating revenue. The largest customer accounted for 3.0% of the Company's operating revenue for that period.

Freight Brokerage Division

   To better service its customers, OTR has developed a freight brokerage division which brokers loads to other carriers. By brokering loads, the Company is able to increase its profitability while satisfying its customers' shipping needs without utilizing Company owned equipment. Freight brokerage division revenue increased to $3.7 million in 1997 from $3.3 million in 1996.

Drivers, Other Employees and Owner-Operator Drivers

   Recruiting and retaining professional, experienced drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug and alcohol testing. OTR's drivers have an average age of 46.4 years and average 14.2 years of driving experience. Within the Company, drivers are considered "managers" and are given a high level of responsibility to manage the profitability of their equipment.

   The Company's Driver Incentive Management System allows experienced drivers to earn higher compensation than prevailing industry wages. The Company provides incentive programs for its drivers based on number of miles driven, fuel efficiency, safety record and profitability. OTR considers each tractor and its driver to be a separate profit center, with profit center reports, including the actual revenue and expense of the equipment and fixed expense components for administration, taxes and depreciation, generated monthly. Under the Company's "profit center" program, on a quarterly basis, 7.5% of the Company's after tax net income is distributed to the drivers based on the profitability of their respective profit centers. The program is designed to give OTR's drivers the incentive to improve their individual productivity, minimize costs and thereby increase overall Company profitability.

   Driver recruitment and retention is essential to the maintenance of high equipment utilization, particularly during periods of rapid fleet growth. OTR's drivers are given recruiting bonuses for the referral of new drivers to the Company. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips the tractors with optimal comfort and safety features, such as on-board satellite communications, high quality interiors, power steering, automatic braking systems, engine brakes and oversized sleepers.

   In 1997, the Company established the Driver Support department to help retain drivers and to share information and concerns and seek mutually satisfactory solutions. The Driver Support department is currently staffed with three full-time employees. As a result of management's attention to driver retention, the Company's driver turnover rate was 63% in 1997, which management believes to be below the industry average.

   At December 31, 1997, the Company's ratio of tractors to non-driving employees was 4.50 to one, which management believes is well above industry standards. At February 28, 1998, the Company had 655 employees, of whom 537 were drivers and 118 were management and administrative personnel. At February 28, 1998, the company also had contracts with independent contractors (owner-operators) for the services of 21 tractors that provide both a tractor and a qualified driver. The Company's employees are not represented by a collective bargaining unit. Employees participate in OTR's 401(k) program and in Company-sponsored health, life and dental plans. The Company does not have any employees who are receiving post retirement benefits and does not anticipate offering any post retirement benefits in the future. Management considers relations with its employees to be very good.

   In 1997, the Company began contracting with owner-operator drivers to haul freight for the Company's customers. The Company recognizes that carefully selected owner-operator drivers complement its company drivers. Owner-operator drivers supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operator drivers provide their own tractors, less capital is required from the Company for growth and they provide the Company with another source of drivers to support its growth. The Company expects to continue to recruit owner-operator drivers, as well as company drivers.


Revenue Equipment

   The Company believes that a key to the successful retention of drivers is the use of standardized, fuel efficient, late-model tractors and trailers. The Company purchases all new tractors, primarily with driver comfort, fuel efficiency, safety and overall economy in mind. To recruit and retain high-quality drivers, all the tractors owned by the Company have deluxe interiors and oversized sleepers. The average age of OTR's tractors and trailers at December 31, 1997 was 2.0 years and 1.5 years, respectively. The Company plans its trade cycle based on engine warranties and routinely replaces its tractors after forty months of use (approximately 400,000 miles).

   At December 31, 1997 the Company owned 279 Navistar tractors, 114 Peterbilt tractors and 133 Freightliner tractors. The tractors include engines which are fully electronic, manufactured by Detroit Diesel, Caterpillar or Cummins. Trailers in the fleet at year end were manufactured by Pines, Utility, Stoughton and Trailmobile. All of the Company's trailers have a 110 inch inside and are 102 inches wide, the maximum width generally allowed by law. The trailer fleet at December 31, 1997 included 500 fifty-three foot trailers and 265 forty-eight foot trailers.

   The following table shows the age of Company equipment in service at December 31, 1997.

               Acquisition Year      Tractors      Trailers

                    1997                150           295
                    1996                 67           205
                    1995                247           130
                    1994                 62           120
                    1993                  -            15


                    Total               526           765


   The Company's preventive maintenance program focuses on early diagnosis of problems and contracting maintenance out to third-party providers. In addition to annual Department of Transportation ("DOT") inspections, tractors are inspected when they pass through the Company's diagnostic facilities at its headquarters. All tractors are under warranty and are generally traded in before their engine warranties expire. The exclusive use of third-party maintenance providers, coupled with the effective utilization of manufacturers' warranties and the Company's trade-in policy, allows the Company to minimize its maintenance costs. Owner-operator tractors are inspected prior to acceptance by the company for compliance with operational and safety requirements of the company and the Department of Transportation. These tractors are then periodically inspected, similar to company-owned tractors, to monitor continued compliance.

Fuel Availability and Cost

   The Company actively manages its fuel costs through a five component fuel management system which incorporates: wholesale purchasing for the Company's unmanned fuel facilities, mileage pay rates based upon fuel economy, the "profit center" incentive driver compensation program, fuel hedging, and equipment specifications. See "_ Drivers and Other Employees."

   The Company owns five automated fuel facilities, one located at the Company's headquarters in Kansas and one each located on major traffic lanes in Arizona, Ohio, Texas and Wyoming. Each of the four remote unmanned fuel facilities consists of an above-ground fuel tank, pump and a computer modem linking it directly to the Company's computers. In 1997, the Company purchased 27.0% of its fuel in bulk for distribution through its automated fuel facilities. These facilities allow the Company to purchase fuel at wholesale prices.

   As a way to protect the Company against major fuel price increases, since October 1994 the Company has engaged in a fuel hedging strategy. Pursuant to this program, the Company buys six month call options within $.05 of current market prices, to buy futures contracts for #2 heating oil, in amounts equal to one-half of the Company's anticipated fuel purchases for such period.

   All of the Company's tractors have fully electronic engines, which typically deliver enhanced fuel economy compared to tractors with mechanically governed engines.

Environmental Matters

   The Company's operations are subject to federal, state and local laws and regulations concerning the environment. There is the possibility of environmental liability as a result of the Company's use of fuels, from the fuel storage tanks installed at its fuel facilities and also from the cargo it may transport. The Company's only underground storage tanks are two fiberglass tanks installed at its headquarters facility. One tank was installed in 1988 and the other in 1995. The tanks have overfill protection hardware, spill containment manhole covers and leak detection equipment. The Company believes that the use of above-ground storage tanks at its remote fuel facilities minimizes both potential liability and the cost of compliance with environmental regulations. The Company occasionally transports environmentally hazardous substances in accordance with hazardous material guidelines. To date, the Company has experienced no material claims for hazardous substance shipments. The Company believes that its environmental practices comply with applicable federal, state and local environmental laws and regulations. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Competition

   The truckload industry is extremely competitive and highly fragmented, with numerous regional, inter-regional and national truckload carriers, none of which dominates the market. The Company competes primarily with other long-haul truckload carriers, rail-truck intermodal transportation, railroads and, to a lesser degree, with less-than-truckload ("LTL") carriers. Most of OTR's larger truckload competitors utilize "core carrier" or "lane density" marketing concepts, which emphasize greater individualized service to a smaller number of shippers. Many long haul truck load carriers utilize driver teams which allow them to provide expedited service while complying with DOT regulations concerning driver's duty hours. OTR's drivers consist principally of single drivers. Intermodal transportation and railroads typically have created downward pressure on the truckload industry's pricing structure. The Company competes for freight based primarily on freight rates, service and reliability.

Seasonality

   Seasonality causes variations in the operations of the Company as well as industry-wide operations. Demand for the Company's service is generally the highest during the summer and fall months. Historically, expenses are greater during the winter months when fuel costs are higher and fuel efficiency is lower.

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

   The Company's drivers must be licensed as "commercial drivers" pursuant to requirements established by the Federal Highway Administration ("FHA") of the DOT. In addition to the knowledge and driving skills tests required to obtain a commercial driver's license (a "CDL"), there are various disqualifying offenses set forth in the FHA rules, which, if committed, could result in suspension or termination of the operator's CDL, as well as potential civil or criminal liabilities. Also, DOT regulations impose mandatory drug testing of drivers and the Company has its own ongoing drug-testing program. DOT alcohol testing rules require certain tests for alcohol levels in drivers and other safety personnel.

   Motor carrier operations are also subject to safety, equipment and operators' hours of service requirements prescribed by the DOT. The Company last underwent a DOT audit of its driver logs and received a satisfactory rating. The Company currently has a satisfactory rating from the DOT based upon the DOT's most recent audit of the Company.



Safety

   The Company maintains a program for training and supervising personnel to keep safety awareness at its highest level. The emphasis on safety begins in the hiring and training process. A minimum of 1.5 years of over-the-road driving experience is required for new company drivers. OTR also verifies the driving records of all new drivers before they begin employment. Prospective employees are given physical examinations and drug tests, and newly hired
drivers are trained in the Company's safety procedures.    In general, any
driver who violates the Company's safety standards will receive a warning letter, and any driver who has more than two such violations within certain periods of time is subject to termination. The Company continuously monitors driver performance and has final authority regarding employment and retention of drivers. OTR currently has a "satisfactory" safety and fitness rating from the DOT. See "_ Governmental Regulation."

Item  2.  Properties.

   The Company owns real estate in Olathe, Kansas, where the Company is headquartered. The property includes a 22,000 square foot office facility and a 9,400 square foot diagnostic and inspection facility. The property also includes approximately 258,000 square feet of parking space and the Kansas fuel facility. Additionally, the Company owns tracts, each approximately one acre in size, in Arizona, Ohio, Texas and Wyoming, on which its remote fuel facilities are located. See "Item 1_ Fuel Availability and Cost."

Item  3.  Legal Proceedings.

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


Item  4.  Submission of Matters to a Vote of Security Holders.

   None.

                                 PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
                  Matters.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Price Range of Stock."


Item 6.  Selected Financial Data.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Financial Highlights."


Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 under the caption "Financial Review."

Item 8.  Financial Statements and Supplementary Data.

                     Index to Financial Statements

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 under the caption "Financial Statements" and "Quarterly Financial Data."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the headings "Proposal One:
Election of Class C Directors- Nominees," "The Board of Directors-Continuing Directors," "Executive Officers-Information About Other Executive Officers" and "Miscellaneous-Section 16 Reporting" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the heading "Executive Compensation and Other Information" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 13.  Certain Relationships and Related Transactions.

   None.

                              PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   List of Documents filed as part of this Report on Form 10-K.

   (1)  Financial Statements
         All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

   (2)  Financial Statement Schedules

                                                             Page of
   Schedule Number   Description                            1997 10-K

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


(b)   Reports on Form 8-K

   No reports on Form 8-K were filed for the year ended December 31, 1997.

Exhibits
Exhibit                                            Page Number or Incorporated
Number           Description                              By Reference To

3(a)   Articles of Incorporation, as amended   Exhibit 3(a) to Annual Report
                                               for the year ended Dec 31, 1994
                                               on Form 10-K (SEC File No.
                                               1-19773)

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

10(a)  1991 Incentive Stock Option Plan        Exhibit 10(a) to Registration
       of OTR Express, Inc.                    Statement on Form S-18
                                               (SEC File No. 33-44422FW)

10(c)  Mortgage note dated January 10,         Exhibit 10(xx) to Annual Report
       1995 between Registrant and Toni J.     for the year ended Dec 31, 1994
       Waggoner and Robert E. Waggoner,        on Form 10-K (SEC File
       as Trustees                             No. 1-19773)

10(f)  OTR Express, Inc. 1996 Stock            Exhibit 10(bbb) to Annual
       Option Plan                             Report for the year ended
                                               Dec 31, 1995 on Form 10-K
                                               (SEC File No. 1-19773)

10(g)  OTR Express, Inc. 1996  Directors'      Exhibit 10(ccc) to Annual
       Stock Option Plan                       Report for the year ended
                                               Dec 31, 1995 on Form 10-K
                                               (SEC File No. 1-19773)

10(l)  Loan and Security Agreement dated       Exhibit 10(ddd) to Quarterly
       June 11, 1997 between Registrant        Report for the period ended
       and HSBC                                June 30, 1997 on Form 10-Q
                                               (SEC File No. 1-19773)

10(m)  Form of Carrier/Shipper                 Page 17 of sequentially
       Transportation Contract                 numbered pages

10(n)  Contract to Purchase Tractors in        Page 19 of sequentially
       1998 between Registrant and             numbered pages
       Kansas City Peterbilt

10(o)  Contract to Purchase Trailers in        Page 20 of sequentially
       1998 between Registrant and             numbered pages
       Pines Trailer Corp.

11     Statement re: Computation of            Page 21 of sequentially
       Earnings per Share                      numbered pages

13(a)  Annual Report to Stockholders           Exhibit 13(a) to Annual Report
       for the year ended December 31,         for the year ended December
       1996                                    31, 1996 on Form 10-K/A
                                               (SEC File No. 1-19773)

13(b)  Annual Report to Stockholders for       Page 22 of sequentially
       the year ended December 31, 1997        numbered pages

23     Consent of Arthur Andersen LLP          Page 54 of sequentially
       (filed herewith)                        numbered pages

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the regisrtation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   OTR EXPRESS, INC.

                                                   /s/   WILLIAM P. WARD
                                                   William P. Ward
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                          Date

/s/ WILLIAM P. WARD         Chairman of the Board               March 17, 1998
William P. Ward

/s/ GARY J. KLUSMAN         President, Principal Executive      March 17, 1998
Gary J. Klusman             Officer and Director

/s/ JANICE K. WARD          Vice President and Director         March 17, 1998
Janice K. Ward

/s/ STEVEN W. RUBEN         Vice President Finance              March 17, 1998
Steven W. Ruben             Principal Financial Officer and
                            Principal Accounting Officer

/s/ CHRISTINE D. SCHOWENGERDT   Treasurer                       March 17, 1998
Christine D. Schowengerdt

/s/ JAMES P. ANTHONY       Director                             March 17, 1998
James P. Anthony

/s/ DEAN W. GRAVES         Director                             March 17, 1998
Dean W. Graves

/s/ RALPH E. MACNAUGHTON   Director                             March 17, 1998
Ralph E. MacNaughton

/s/ TERRY G. CHRISTENBERRY Director                             March 17, 1998
Terry G. Christenberry

/s/ CHARLES M. FOUDREE     Director                             March 17, 1998
Charles M. Foudree

/s/ FRANK J. BECKER        Director                             March 17, 1998
Frank J. Becker

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                ON SCHEDULES









To the Board of Directors and Stockholders of OTR Express, Inc.:


   We have audited in accordance with generally accepted auditing standards, the financial statements included in OTR Express, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                                /s/ Arthur Andersen LLP
                                                Arthur Andersen LLP







Kansas City, Missouri
February 5, 1998

                                                                   Schedule II



               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Balance at     Additions                  Balance at
               Beginning      Charged to                 End
               of Year        Expense      Deductions    of Year
Allowance for doubtful accounts


   1995        39,996         21,840       4,904         56,932
   1996        56,932         38,070      37,986         57,016
   1997        57,016        115,522      71,415        101,123





                           CORPORATE INFORMATION

Corporate Offices                           Common Stock Listing
OTR Express, Inc.                           OTR Express, Inc. common stock
804 N. Meadowbrook Drive                    is traded on NASDAQ National
Olathe, Kansas 66062                        Market System under the symbol:
(913) 829-1616                              OTRX

Mailing address:
  PO Box 2819
  Olathe, Kansas 66063-0819