Form 10-Q
period 1998-03-31
OTR EXPRESS INC/KS
filed 1998-05-14
CIK 881895

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


   [X]   Quarterly Report Pursuant To Section 13 or 15(d) of The Securities
            Exchange Act of 1934 For The Quarter Ended March 31, 1998

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

                Yes      X           No


                                    1,835,955
       (Number of shares of common stock outstanding as of April 30, 1998)

                      PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS

                                       March 31             December 31
                                         1998                  1997
                                      (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                $    99,383          $   318,760
   Accounts receivable, freight          7,211,680            7,542,557
   Accounts receivable, other              297,749              193,803
   Inventory                               631,739              687,303
   Prepaid expenses and other            1,210,251              480,976
   TOTAL CURRENT ASSETS                  9,450,802            9,223,399

PROPERTY AND EQUIPMENT                  46,100,855           46,810,777

   TOTAL ASSETS                        $55,551,657          $56,034,176

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade             $ 2,018,214          $ 1,603,654
   Accrued payroll and taxes             1,495,215              861,857
   Other accrued expenses                1,359,737            1,414,721
   Current portion of long-term debt    13,271,486           14,259,700
   TOTAL CURRENT LIABILITIES            18,144,652           18,139,932

NOTE PAYABLE, BANK                       2,802,244            3,481,312
LONG-TERM DEBT                          23,428,347           23,207,045
DEFERRED INCOME TAXES                    1,937,000            1,859,803

STOCKHOLDERS' EQUITY                     9,239,414            9,346,084

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                             $55,551,657          $56,034,176



OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                  March 31
(Unaudited)                                  1998           1997
OPERATING REVENUE
   Freight revenue                           $15,759,958    $12,872,476
   Brokerage revenue                             987,396        958,515
   Total operating revenue                    16,747,354     13,830,991

OPERATING EXPENSES
   Salaries, wages and benefits                6,498,210      5,523,603
   Purchased transportation                    1,390,237        940,411
   Fuel                                        1,588,549      1,824,402
   Maintenance                                 1,074,117        855,824
   Depreciation                                1,876,068      1,716,390
   Insurance and claims                          546,360        316,518
   Taxes and licenses                          1,608,973      1,454,675
   Supplies and other                          1,123,672        806,734
   Total operating expenses                   15,706,186     13,438,557

Operating income                               1,041,168        392,434
Interest expense                                 838,418        720,642

Income (loss) before income taxes                202,750       (328,208)
Income tax expense (benefit)                      77,197       (124,719)

Net income (loss)                            $   125,553   $   (203,489)

Weighted average number
   of shares
   Basic                                       1,836,342      1,841,205
   Diluted                                     1,850,656      1,841,205


Earnings (loss) per share
   Basic                                     $      0.07   $      (0.11)
   Diluted                                          0.07          (0.11)



OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                          March 31
(Unaudited)                                          1998         1997
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES            $2,629,275   $1,053,151

INVESTING ACTIVITIES
Acquisition of property and equipment                (1,209,072)  (4,044,607)
Proceeds from disposition of property and equipment      43,873    1,360,000
   NET CASH USED IN INVESTING ACTIVITIES             (1,165,199)  (2,684,607)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt              5,140,552    7,291,017
Repayments of long-term debt                         (5,907,464)  (6,759,453)
Net increase (decrease) in bank note payable           (859,068)   1,137,000
Other                                                   (57,473)      (9,649)
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                              (1,683,453)   1,658,915

   NET INCREASE (DECREASE)  IN CASH                    (219,377)      27,459
   CASH, BEGINNING OF PERIOD                            318,760       43,107

   CASH, END OF PERIOD                               $   99,383   $   70,566


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                            $  838,418   $  720,436


SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                               $  180,000   $   -



                              OTR EXPRESS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report and Form 10-K for the year ended December 31, 1997.

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the three months ended March 31, 1998, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $1,100,000. This debt bears interest at effective rate of 7.14%. The Company refinanced encumbered revenue equipment through the issuance of long-term debt totaling $4,040,000. This debt bears interest at an effective rate of 7.45%.

At March 31, 1998, the Company had purchase and finance commitments outstanding for additional revenue equipment approximately $6,600,000.
The Company anticipates receiving proceeds from the sale or trade-in of 34 tractors in association with these commitments.

NOTE 3 - EARNINGS PER SHARE
In February, 1997 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997, requiring presentation of basic and diluted earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion (APB) No. 15 and related pronouncements and replaces the computations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS, respectively. Basic earnings per share is based upon the weighted average common shares outstanding during the year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Employee stock options are the company's only common stock equivalents; there are no other potentially dilutive securities.
There was no effect of this accounting change on previously reported earnings per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
As more fully described below in Item 5, the Company has agreed to guaranty payment of two key executive stock loans for such executives' private purchase of a total of 49,380 shares of the Company's common stock. The Company has agreed to guaranty payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans.

The amount of the Company's guaranty as of March 31, 1998 was $180,000. Stockholders'equity was reduced by this amount and long-term debt was increased by this amount to record the guaranty.

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

RESULTS OF OPERATIONS

                                            		First Quarter Ended
                                                   March 31
                                              1998         1997

Operating Revenue                         $16,747,354   $13,830,991
Operating Expenses                         15,706,186    13,438,557
Interest Expense                              838,418       720,642
Net Income (Loss)                             125,553      (203,489)

1st Quarter 1998 v. 1997
   Operating Revenue. Operating revenue improved by 21.1% to $16.7 million in the first quarter ended March 31, 1998 from $13.8 million in 1997. Freight revenue increased by 22.4% and brokerage revenue increased by 3.0%.
   Freight revenue improved due to an increase in the rate per mile to $1.041 in the first quarter of 1998 compared to $1.012 in 1997. The higher rate is primarily a result of a higher level of direct shipper miles in 1998 compared to 1997. The average number of tractors in service was 548 in the first quarter of 1998 compared to 506 in 1997. The average number of tractors in service in 1998 includes 27 owner operator drivers. There were no owner operator drivers in the first quarter of 1997. Average miles per truck per week also increased to 2,161 from 1,974 due to improved demand from the Company's direct shipper customers. The Company's empty mile percent increased to 8.5% from 7.3% in 1997.
   Brokerage revenue decreased to 5.9% of revenue from 6.9% in 1997.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) improved to 93.8% in the first quarter of 1998 compared to 97.2% in 1997.
   Salaries, wages and benefits decreased to 38.8% of revenue in 1998 from 39.9% in 1997 primarily because of increased revenue rates per mile.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division, and the cost of owner operator drivers, increased to 8.3% of revenue in 1998 from 6.8% in 1997. The increase is a result of the addition of owner operators to the fleet beginning in September 1997.
   Fuel was 9.5% of revenue in 1998 compared to 13.2% in 1997. This is a result of lower diesel fuel prices nationwide in the first quarter of 1998 and higher revenue rates per mile.
   Insurance and claims represented 3.3% and 2.3% of operating revenue in the first quarter of 1998 and 1997, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
   Depreciation as a percent of revenue decreased to 11.2% in 1998 from 12.4% in 1997 as a result of higher revenue per truck per week.
   Taxes and licenses as a percent of revenue decreased from 10.5% in 1997 to 9.6% in 1998 as a result of the increased revenue per mile.
   Supplies and other expenses increased to 6.7% of revenue in 1998 from 5.8% in 1997 as a result of an increase in advertising costs for new drivers and an increase in commissions paid to independent sales agents.

   Interest Expense. Interest expense decreased to 5.0% of revenue in 1998 from 5.2% in 1997 as a result of lower debt levels per unit.

   Net Income. The Company reported net income of $126,000, or $0.07 per share, for the first quarter of 1998 compared to a net loss of $203,000, or $0.11 per share, in 1997. The effective income tax rate was 38.0% in 1997 and 1998.


LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $1,100,000 for the three months ended March 31, 1998. The Company received $44,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 34 replacement tractors at a cost of $2.7 million. The Company has finance commitments for 100% of the equipment purchases at rates that will be fixed at time of origination. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and
terms available on these shorter maturities.   This financing practice has been
a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at March 31, 1998 was $8.7 million.
Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
   In June 1997, the Company entered into a new revolving line of credit agreement with a financial institution. The maximum borrowing on the line was $7.0 million through December 31, 1997. Since the Company's tangible net worth exceeded $9.0 million based on the December 31, 1997 audited financial statements, under the terms of the credit agreement the maximum borrowing on the line increased to $8.0 million. The line bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at March 31, 1998. The Company had borrowings of $2.8 million under this line at March 31, 1998. A total of $1.5 million of the available credit line was committed for letters of credit issued by the financial institution.

    At March 31, 1998, the Company owned 26 tractors which were not pledged as collateral for any liabilities and were free and clear of any debt obligations. This equipment has an approximate market value of $1.0 million.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.

                         PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings.................................................*
ITEM 2 - Changes in Securities and Use of Proceeds.........................*
ITEM 3 - Defaults Upon Senior Securities...................................*
ITEM 4 - Submission of Matters to a Vote of Security Holders...............*
ITEM 5 - Other Information

Guaranty of Executive Officer Stock Loans

   The Company has entered into certain agreements designed to help facilitate increased investments in the Company's common stock by certain key executive officers in order to better align such officers' interests with those of stockholders and to provide incentives for such officers to remain with the Company for the next several years.
   In relation to personal loans of $240,000 and $120,000 (the "Stock
Loans") obtained from HSBC Business Loans, Inc. ("HSBC") by Gary J. Klusman, the Company's President and Chief Executive Officer and Steven W. Ruben, the Company's Vice President-Finance and Chief Financial Officer, respectively, for such officers' private purchase of 32,920 shares and 16,460 shares, respectively, of Company common stock, the Company has agreed to guaranty payment of the Stock Loans to the extent that the pledge value of the stock purchased (equal to one-half of its market value) is less than the outstanding principal balance of such loans. Copies of the Guaranty Agreement dated February 27, 1998 by the Company in favor of HSBC as secured party evidencing such guaranties are filed as exhibits hereto and incorporated by reference.
   In addition, pursuant to the Stock Purchase Assistance Agreements ("Assistance Agreements") dated February 27, 1998 between the Company and Messrs. Klusman and Ruben, respectively (copies of which are filed as exhibits hereto and incorporated by reference), the Company has agreed to pay to such officers during the six year term of the Stock Loans the amount of principal owed from time to time under their respective Stock Loans (I) for such periods as such officer remains employed by the Company in an officer position or (ii) if such officer's employment is terminated without cause by the Company (or by a successor entity after a change of control). Such officers remain the primary obligors under their respective Stock Loans, however, and to the extent the Company is required to pay amounts to HSBC under Guaranty Agreements described in the preceding paragraph, such officer's have agreed to reimburse the Company and failure by either such officer to make such reimbursement entitles the Company to terminate officer's employment for cause (thereby eliminating the Company's obligations to make further payments under such officer's Assistance Agreement).
ITEM 6 - Exhibits and Reports on Form 8-K
   (a) Exhibits
   Exhibit 10 (p) - Guaranty Agreement dated February 2 , 1998 by the
Company in favor of HSBC Business Loans, Inc. as secured party relating to payment of $240,000 principal amount loan to Gary J. Klusman.
   Exhibit 10 (q) - Guaranty Agreement dated February 27, 1998 by the
Company in favor of HSBC Business Loans, Inc. as secured party relating to payment of $120,000 principal amount loan to Steven W. Ruben.
   Exhibit 10(r) - Stock Purchase Assistance Agreement dated February 27,
1998 between the Company and Gary J. Klusman.
   Exhibit 10(s) - Stock Purchase Assistance Agreement dated February 27,
1998 between the Company and Steven W. Ruben.
   (b) Reports on Form 8-K
   *  No information submitted under this caption.
   The Company did not file any exhibits or reports on Form 8-K during the three months ended March 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OTR EXPRESS, INC.
                                                     (Registrant)


Date:         May 11, 1998                       /s/   Gary J. Klusman
                                                   By: Gary J. Klusman
                                               President and Principal
                                                     Executive Officer


Date:           May 11, 1998                     /s/   Steven W. Ruben
                                                  By:  Steven W. Ruben
                                       Principal Financial Officer and
                                          Principal Accounting Officer