Form 10-Q
period 1998-06-30
OTR EXPRESS INC/KS
filed 1998-08-14
CIK 881895

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


    [X]   Quarterly Report Pursuant To Section 13 or 15(d) of The Securities
              Exchange Act of 1934 For The Quarter Ended June 30, 1998

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

             Yes      X   No


                                  1,835,955
     (Number of shares of common stock outstanding as of July 31, 1998)

                       PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS
                                       June 30             December 31
                                        1998                  1997
                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                 $   132,535         $   318,760
   Accounts receivable, freight           7,504,350           7,542,557
   Accounts receivable, other               242,150             193,803
   Inventory                                590,670             687,303
   Prepaid expenses and other             1,072,266             480,976
   TOTAL CURRENT ASSETS                   9,541,971           9,223,399

PROPERTY AND EQUIPMENT                   49,498,750          46,810,777

   TOTAL ASSETS                         $59,040,721         $56,034,176

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade              $ 1,713,817         $ 1,603,654
   Accrued payroll and taxes              1,131,680             861,857
   Other accrued expenses                 1,560,496           1,414,721
   Current portion of long-term debt     14,449,763          14,259,700
   TOTAL CURRENT LIABILITIES             18,855,756          18,139,932


LONG-TERM DEBT                           28,612,133          26,688,357
DEFERRED INCOME TAXES                     2,095,000           1,859,803

STOCKHOLDERS' EQUITY                      9,477,832           9,346,084

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                              $59,040,721         $56,034,176



OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                               Second Quarter Ended    Six  Months Ended
                                     June 30               June 30
(Unaudited)                    1998        1997        1998        1997
OPERATING REVENUE
   Freight revenue             $16,853,310 $14,772,396 $32,613,268 $27,644,872
   Brokerage revenue               895,943     890,529   1,883,339   1,849,044
   Total operating revenue      17,749,253  15,662,925  34,496,607  29,493,916

OPERATING EXPENSES
   Salaries, wages and benefits  6,659,833   6,216,571  13,158,043  11,740,174
   Purchased transportation      1,850,256     846,968   3,240,493   1,787,379
   Fuel                          1,480,426   1,876,073   3,068,975   3,700,475
   Maintenance                   1,164,400     932,475   2,238,517   1,788,299
   Depreciation                  1,954,251   1,810,702   3,830,319   3,527,092
   Insurance and claims            553,380     534,870   1,099,740     851,388
   Taxes and licenses            1,678,262   1,512,610   3,287,235   2,967,285
   Supplies and other            1,100,082     894,550   2,223,754   1,701,284
   Total operating expenses     16,440,890  14,624,819  32,147,076  28,063,376

Operating income                 1,308,363   1,038,106   2,349,531   1,430,540
Interest expense                   834,831     799,826   1,673,249   1,520,468

Income (loss) before income
 taxes                             473,532     238,280     676,282     (89,928)
Income tax expense (benefit)       180,364      90,546     257,561     (34,173)

Net income (loss)              $   293,168 $   147,734 $   418,721  $  (55,755)

Weighted average number
   of shares
   Basic                         1,835,955   1,840,515   1,836,342   1,839,659
   Diluted                       1,850,914   1,840,515   1,854,695   1,839,659


Earnings (loss) per share
   Basic                       $      0.16 $      0.08 $      0.23  $    (0.03)
   Diluted                            0.16        0.08        0.23       (0.03)

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                  Six  Months Ended
                                                      June 30
(Unaudited)                                     1998             1997
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES      $  4,546,202      $  2,797,238

INVESTING ACTIVITIES
Acquisition of property and equipment            (7,138,516)      (10,884,554)
Proceeds from disposition of property
 and equipment                                      589,723         3,279,957
   NET CASH USED IN INVESTING ACTIVITIES         (6,548,793)       (7,604,597)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt         10,696,638        14,168,142
Repayments of long-term debt                     (9,357,319)      (10,762,186)
Net increase in bank note payable                   534,520         1,487,136
Other                                               (57,473)           (9,650)
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                           1,816,366         4,883,442

   NET INCREASE (DECREASE)  IN CASH                (186,225)           76,083
   CASH, BEGINNING OF PERIOD                        318,760            43,107

   CASH, END OF PERIOD                          $   132,535       $   119,190


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                       $ 1,673,249       $ 1,520,905
   Cash paid (received) for income taxes             22,364            (3,526)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                          $   240,000       $         -

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

NOTE 2 - LONG-TERM DEBT AND COMMITMENTS
During the six months ended June 30, 1998, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $6,700,000. This debt bears interest at effective rates between 7.06% and 7.33%. The Company refinanced encumbered revenue equipment through the issuance of long-term debt totaling $4,040,000. This debt bears interest at an effective rate of 7.45%.

At June 30, 1998, the Company had purchase and finance commitments outstanding for additional revenue equipment approximately $15,200,000.
The Company anticipates receiving proceeds from the sale or trade-in of 149 tractors in association with these commitments.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES
As more fully described below in Item 5, the Company has agreed to guarantee payment of four key executive stock loans for such executives' private purchase of a total of approximately 69,000 shares of the Company's common stock. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans.

The amount of the Company's guarantee as of June 30, 1998 was approximately $240,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

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

RESULTS OF OPERATIONS
                         Second Quarter Ended         Six Months Ended
                               June 30                    June 30
(Unaudited)              1998         1997            1998         1997
Operating Revenue        $17,749,253  $15,662,925     $34,496,607  $29,493,916
Operating Expenses        16,440,890   14,624,819      32,147,076   28,063,376
Interest Expense             834,831      799,826       1,673,249    1,520,468
Net Income (Loss)            293,168      147,734         418,721      (55,755)

2nd Quarter 1998 v. 1997
   Operating Revenue. Operating revenue improved by 13.3% in the second quarter ended June 30, 1998 compared to 1997. Freight revenue increased by 14.1% and brokerage revenue increased by 0.06%.
   Freight revenue improved due to increases in tractor utilization, rate per mile and average number of units in service. The rate per mile increased to $1.053 in the second quarter of 1998 compared to $1.032 in 1997. The higher rate is primarily a result of a higher level of direct shipper miles in 1998 compared to 1997 and a rate increase effective May 7, 1998. The average number of tractors in service increased by 11.0% to 583 in the second quarter of 1998 compared to 525 in 1997. Tractors in service in 1998 includes 39 owner operators. There were no owner operators in the second quarter of 1997. Average miles per truck per week also increased to 2,129 from 2,106 due to improved demand from the Company's direct shipper customers.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) improved to 92.6% in the second quarter of 1998 compared to 93.4% in 1997.
   Salaries, wages and benefits decreased to 37.5% of revenue in 1998 from 39.7% in 1997 primarily because revenue per truck per week increased.
Also, the addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division and the cost of owner operators, increased to 10.4% of revenue in 1998 from 5.4% in 1997. The increase is a result of the addition of owner operators to the fleet beginning in September 1997.

   Fuel was 8.3% of revenue in 1998 compared to 12.0% in 1997. This is a result of lower diesel fuel prices nationwide in the second quarter of 1998, higher revenue rates per mile and the addition of owner operators.
   Insurance and claims represented 3.1% and 3.4% of revenue in the second quarter of 1998 and 1997, respectively. This is a result of an increase in revenue rates per mile. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue decreased to 11.0% in 1998 from 11.6% in 1997 as a result of higher revenue per truck per week and the addition of owner operators.
   Taxes and licenses as a percent of revenue decreased from 9.7% in 1997 to 9.5% in 1998 as a result of the increased revenue per mile and the addition of owner operators.
   Supplies and other expenses increased to 6.2% of revenue in 1998 from 5.7% in 1997 as a result of an increase in advertising costs for new drivers and an increase in commissions paid to independent sales agents.

   Interest Expense. Interest expense decreased to 4.7% of revenue in 1998 from 5.1% in 1997 as a result of lower debt levels per unit and the addition of owner operators.

   Net Income. The Company reported net income of $293,000, or $0.16 per share, for the second quarter of 1998 compared to $148,000, or $0.08 per share, in 1997. The effective income tax rate was 38.0% in 1997 and 1998.

Six Months Comparison 1998 v. 1997
   Operating Revenue. Operating revenue for the six months ended June 30, 1998 increased by 17.0% to compared to 1997. Freight revenue increased by 18.0% and brokerage revenue increased by 1.9%.
   Freight revenue improved due to an increase in the rate per mile, tractor utilization and average number of units in service. The rate per mile increased to $1.047 during the period from $1.022 in 1997. The higher rate is primarily a result of a higher level of direct shipper miles in 1998 compared to 1997. The average number of tractors in service was 566 for the six months of 1998 compared to 516 in 1997. The average number of tractors in service in 1998 includes 31 owner operator drivers. There were no owner operator drivers in the six months of 1997. Average miles per truck per week also increased to 2,144 from 2,039 due to improved demand from the Company's direct shipper customers. The Company's empty mile percent increased to 9.1% from 7.3% in 1997. Brokerage revenue decreased to 5.5% of revenue from 6.3% in 1997.

   Operating Expenses. The operating ratio improved to 93.2% for the first six months of 1998 compared to 95.1% in 1997.
   Salaries, wages and benefits decreased to 38.1% of revenue in 1998 from 39.8% in 1997 primarily because of increased revenue rates per mile and the addition of owner operators in September 1997.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division, and the cost of owner operator drivers, increased to 9.4% of revenue in 1998 from 6.1% in 1997. The increase is a result of the addition of owner operators to the fleet beginning in September 1997.
   Fuel was 8.9% of revenue in 1998 compared to 12.5% in 1997. This is a result of lower diesel fuel prices nationwide for the first six months of 1998, higher revenue rates per mile and the addition of owner operator drivers.
   Insurance and claims represented 3.2% and 2.9% of operating revenue for the first six months of 1998 and 1997, respectively. This is a result of favorable settlement of a substantial workers' compensation case in the first quarter of 1997. The settlement offset insurance and claims expense in that quarter. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. This is a result of lower premiums on insurance policies and an increase in revenue rates per mile.
   Depreciation as a percent of revenue decreased to 11.1% in 1998 from 12.0% in 1997 as a result of higher revenue per truck per week and the addition of owner operator drivers.
   Taxes and licenses as a percent of revenue decreased to 9.5% in 1998 from 10.1% in 1998 as a result of the increased revenue per mile.
   Supplies and other expenses increased to 6.4% of revenue in 1998 from 5.8% in 1997 as a result of an increase in advertising costs for new drivers and an increase in commissions paid to independent sales agents.

   Interest Expense. Interest expense decreased to 4.9% of revenue in 1998 from 5.2% in 1997 as a result of lower debt levels per unit and the addition of owner operators.

   Net Income. The Company reported net income of $419,000, or $0.23 per share, for the first six months of 1998 compared to a net loss of $56,000, or $0.03 per share, in 1997. The effective income tax rate was 38.0% in 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $6,700,000 for the six months ended June 30, 1998. The Company received $590,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 149 replacement tractors at a cost of $11.3 million and 157 expansion trailers at a cost of $3.2 million. The Company has finance commitments for all of the expansion trailers and 21 of the replacement tractors totaling $4.8 million at rates that will be fixed at time of origination. The remaining 128 replacement tractors are scheduled for delivery between October 1998
and March 1999.   The Company expects to obtain financing commitments on
those 128 replacement tractors by September 1998 to more closely match delivery dates. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at June 30, 1998 was $9.3 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
   In June 1997, the Company entered into a new revolving line of credit agreement with a financial institution. The maximum borrowing on the line was $7.0 million through December 31, 1997. Since the Company's tangible net worth exceeded $9.0 million based on the December 31, 1997 audited financial statements, under the terms of the credit agreement the maximum borrowing on the line increased to $8.0 million. The line bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at June 30, 1998. The Company had borrowings of $4.3 million under this line at June 30, 1998. A total of $1.3 million of the available credit line was committed for letters of credit issued by the financial institution. Approximately $240,000 of the available line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans.
    At June 30, 1998, the Company owned 31 tractors which were not pledged as collateral for any liabilities and were free and clear of any debt obligations. This equipment has an approximate market value of $1.1 million.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.

                       PART II OTHER INFORMATION

ITEM 1 - Legal
Proceedings....   ....................................*
ITEM 2 - Changes in Securities and Use of
 Proceeds...  ........................................*
ITEM 3 - Defaults Upon Senior
Securities............................................*
ITEM 4 - Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the registrant was held on May 13, 1998. In addition to the election of three Class B directors to serve three-year terms, the stockholders approved the Amended and Restated 1996 Stock Option Plan and the Amended and Restated Directors' 1996 Stock Option Plan and ratified the appointment of Arthur Andersen LLP as independent auditors for the Company.

Stockholders representing at least 1,417,579 shares or 77% were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee, approval of the Amended and Restated 1996 Stock Option Plan, approval of the Amended and Restated Directors' 1996 Stock Option Plan and appointment of Arthur Andersen LLP as independent auditors for 1998 is as follows:

                                                              Votes
                                     Votes      Votes      Against or
                                     Cast        For        Withheld

Dr. James P. Anthony               1,418,369  1,417,171       1,198
Charles M. Foudree                 1,418,369  1,417,171       1,198
Janice K. Ward                     1,415,999  1,414,801       1,198
Approval of the Amended and
Restated 1996 Stock Option Plan    1,114,621  1,076,811      37,810
Approval of the Amended and
Restated 1996 Directors' Stock
Option Plan                        1,111,320  1,075,732      35,588
Appointment of Arthur Andersen
LLP as independent auditors        1,417,579  1,393,549      24,030

ITEM 5 - Other Information

Guaranty of Executive Officer Stock Loans
   The Company has entered into certain agreements designed to help facilitate increased investments in the Company's common stock by certain key executive officers in order to better align such officers' interests with those of stockholders and to provide incentives for such officers to remain with the Company for the next several years.
   In relation to two personal loans of $60,000 each (the "Stock Loans") obtained from HSBC Business Loans, Inc. ("HSBC") by Jeffrey T. Brown, the Company's Vice President- Dispatch and Eric T. Janzen, the Company's Vice President-Marketing, for such each officer's private purchase of 10,000 shares of the Company common stock, the Company has agreed to guaranty payment of the Stock Loans to the extent that the pledge value of the stock purchased (equal to one-half of its market value) is less than the outstanding principal balance of such loans. Copies of the Guaranty Agreement dated
June 8, 1998 by the Company in favor of HSBC as secured party evidencing such guaranties are filed as exhibits hereto and incorporated by reference.
   In addition, pursuant to the Stock Purchase Assistance Agreements ("Assistance Agreements") dated June 8, 1998 between the Company and
Messrs. Brown and Janzen, respectively (copies of which are filed as exhibits hereto and incorporated by reference), the Company has agreed to pay to such officers during the six year term of the Stock Loans the amount of principal owed from time to time under their respective Stock Loans (I) for such periods as such officer remains employed by the Company in an officer position or (ii) if such officer's employment is terminated without cause by the Company (or by a successor entity after a change of control).
Such officers remain the primary obligors under their respective Stock
Loans, however, and to the extent the Company is required to pay amounts to HSBC under Guaranty Agreements described in the preceding paragraph, such officers have agreed to reimburse the Company and failure by either such officer to make such reimbursement entitles the Company to terminate officer's employment for cause (thereby eliminating the Company's obligations to make further payments under such officer's Assistance Agreement).
   In March of 1998, Gary J. Klusman, the Company's President and Chief Executive Officer and Steven W. Ruben, the Company's Chief Financial
Officer, obtained loans of $240,000 and $120,000, respectively, from HSBC for such officers' combined purchase of approximately 49,000 shares of the Company's common stock. Messrs. Klusman and Ruben entered into Assistance Agreements with terms and conditions similar to Messrs. Brown and Janzen.
See Item 5 of the Company's Form 10-Q for the fiscal period ended March 31,
1998.
ITEM 6 - Exhibits and Reports on Form 8-K
   (a) Exhibits
   Exhibit 10 (t) - Guaranty Agreement dated June 8, 1998 by the Company in favor of HSBC Business Loans, Inc. as secured party relating to payment of $60,000 principal amount loan to Jeffrey T. Brown.
   Exhibit 10 (u) - Guaranty Agreement dated June 8, 1998 by the Company in favor of HSBC Business Loans, Inc. as secured party relating to payment of $60,000 principal amount loan to Eric T. Janzen.
   Exhibit 10 (v) - Stock Purchase Assistance Agreement dated June 8, 1998 between the Company and Jeffrey T. Brown.
   Exhibit 10 (w) - Stock Purchase Assistance Agreement dated June 8, 1998 between the Company and Eric T. Janzen.
   (b) Reports on Form 8-K
   *  No information submitted under this caption.
   The Company did not file any exhibits or reports on Form 8-K during the six months ended Jun 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OTR EXPRESS, INC.
                                                   (Registrant)


Date: August 13, 1998                              /s/   Gary J. Klusman
                                                   By: Gary J. Klusman
                                                   President and Principal
                                                   Executive Officer


Date:   August 13, 1998                            /s/   Steven W. Ruben
                                                   By:  Steven W. Ruben
                                                   Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer