Form 10-Q
period 1998-09-30
OTR EXPRESS INC/KS
filed 1998-11-16
CIK 881895

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


    [X]   Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
             Exchange Act of 1934 For The Quarter Ended September 30, 1998

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

      Yes      X           No


                                 1,835,955
    (Number of shares of common stock outstanding as of October 31, 1998)

                     PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS
                                        September 30          December 31
                                            1998                  1997
                                        (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                 $    98,780            $   318,760
   Accounts receivable, freight           8,073,390              7,542,557
   Accounts receivable, other               286,784                193,803
   Inventory                                612,825                687,303
   Prepaid expenses and other               881,967                480,976
   TOTAL CURRENT ASSETS                   9,953,746              9,223,399

PROPERTY AND EQUIPMENT                   49,306,742             46,810,777

   TOTAL ASSETS                         $59,260,488            $56,034,176

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade              $ 2,490,083            $ 1,603,654
   Accrued payroll and taxes              1,402,122                861,857
   Other accrued expenses                 1,381,068              1,414,721
   Current portion of long-term debt     14,251,316             14,259,700
   TOTAL CURRENT LIABILITIES             19,524,589             18,139,932


LONG-TERM DEBT                           27,778,740             26,688,357
DEFERRED INCOME TAXES                     2,249,000              1,859,803

STOCKHOLDERS' EQUITY                      9,708,159              9,346,084

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                             $59,260,488            $56,034,176

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                          Third Quarter Ended       Nine Months Ended
(Unaudited)                1998        1997         1998         1997

OPERATING REVENUE
Freight revenue           $17,557,144  $16,090,407  $50,170,412  $43,735,279
Brokerage revenue           1,000,291      964,033    2,883,630    2,813,077
Total operating revenue    18,557,435   17,054,440   53,054,042   46,548,356

OPERATING EXPENSES
Salaries, wages and
benefits                    7,281,667    6,796,283   20,439,710   18,536,457
Purchased transportation    2,046,838      933,557    5,287,331    2,720,936
Fuel                        1,359,233    1,907,885    4,428,208    5,608,360
Maintenance                 1,252,013      965,354    3,490,530    2,753,653
Depreciation                1,913,997    1,936,104    5,744,316    5,463,196
Insurance and claims          330,739      543,278    1,430,479    1,394,666
Taxes and licenses          1,770,504    1,597,689    5,057,739    4,564,974
Supplies and other          1,331,410      946,851    3,555,164    2,648,135
Total operating expenses   17,286,401   15,627,001   49,433,477   43,690,377

Operating income            1,271,034    1,427,439    3,620,565    2,857,979
Interest expense              842,752      900,833    2,516,001    2,421,301

Income before income taxes    428,282      526,606    1,104,564      436,678
Income tax expense            154,000      200,111      411,561      165,938

Net income                $   274,282  $   326,495  $   693,003  $   270,740

Weighted average number
   of shares
   Basic                    1,835,955    1,840,515    1,836,475    1,840,742
   Diluted                  1,841,132    1,840,515    1,845,803    1,840,742


Earnings per share
   Basic                  $      0.15  $      0.18  $      0.38  $      0.15
   Diluted                       0.15         0.18         0.38         0.15

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                Nine  Months Ended
                                                   September 30
(Unaudited)                                    1998             1997
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES      $  7,313,699      $  5,040,646

INVESTING ACTIVITIES
Acquisition of property and equipment           (10,338,723)      (16,051,953)
Proceeds from disposition of property
 and equipment                                    2,069,723         5,670,599
   NET CASH USED IN INVESTING ACTIVITIES         (8,269,000)      (10,381,354)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt         14,278,340        19,397,920
Repayments of long-term debt                    (13,180,734)      (15,508,806)
Net increase (decrease) in bank note payable       (304,812)        1,667,923
Other                                               (57,473)           (9,650)
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                             735,321         5,547,387

   NET INCREASE (DECREASE)  IN CASH                (219,980)          206,679
   CASH, BEGINNING OF PERIOD                        318,760            43,107

   CASH, END OF PERIOD                         $     98,780      $    249,786


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                      $  2,516,001      $  2,413,733
   Cash paid (received) for income taxes             22,364            (3,526)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                        $     289,205     $           -



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

NOTE 2 - LONG-TERM DEBT
During the nine months ended September 30, 1998, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $9,600,000. This debt bears interest at effective rates between 6.53% and 7.54%. The Company refinanced encumbered revenue equipment and computer equipment through the issuance of long-term debt totaling $4,445,000. This debt bears interest at effective rates of 7.45% and 8.38%, respectively.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES
The Company has agreed to guarantee payment of four key executive stock loans for such executives' private purchase of approximately
69,000 shares of the Company's common stock. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans.

The amount of the Company's guarantee as of September 30, 1998 was approximately $289,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

At September 30, 1998, the Company had purchase and finance commitments outstanding for additional revenue equipment of approximately $11,700,000. The Company anticipates receiving proceeds from the sale or trade-in of 134 tractors in association with these commitments.

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

RESULTS OF OPERATIONS
                          Third Quarter Ended         Nine Months Ended
(Unaudited)                1998          1997           1998        1997

Operating Revenue       $18,557,435  $17,054,440     $53,054,042  $46,548,356
Operating Expenses       17,286,401   15,627,001      49,433,477   43,690,377
Interest Expense            842,752      900,833       2,516,001    2,421,301
Net Income                  274,282      326,495         693,003      270,740

3rd Quarter 1998 v. 1997
   Operating Revenue. Operating revenue improved by 8.8% in the third quarter ended September 30, 1998 compared to 1997. Freight revenue increased by 9.1% and brokerage revenue increased by 3.8%.
   Freight revenue improved due to increases in rate per mile and average number of units in service. The rate per mile increased to $1.069 in the third quarter of 1998 compared to $1.039 in 1997. The higher rate is primarily a result of a higher level of direct shipper miles in 1998 compared to 1997 and a rate increase effective May 1998. The average number of tractors in service increased by 9.0% to 583 in the third quarter of 1998 compared to 535 in 1997. Tractors in service in 1998 includes 39 owner operators. The Company did not utilize owner operators in the third quarter of 1997. Average miles per truck per week decreased to 2,159 from 2,217 in 1997 primarily due to higher unmanned trucks in 1998.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 93.2% in the third quarter of 1998 compared to 91.6% in 1997.
   Salaries, wages and benefits decreased to 39.2% of revenue in 1998 from 39.8% in 1997 primarily because revenue per truck per week increased.
Also, the addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division and the cost of owner operators, increased to 11.0% of revenue in 1998 from 5.5% in 1997. The increase is a result of the addition of owner operators to the fleet beginning in October 1997.

   Fuel was 7.3% of revenue in 1998 compared to 11.2% in 1997. This is a result of lower diesel fuel prices nationwide in 1998, higher revenue rates per mile and the addition of owner operators.
   Maintenance as a percent of revenue increased from 5.7% in 1997 to 6.7% in 1998 as a result of longer holding periods on tractors and an increase in trailer maintenance costs due to a substantial increase in the number of trailers in the fleet.
   Insurance and claims represented 1.9% and 3.2% of revenue in the third quarter of 1998 and 1997, respectively. This is a result of more favorable loss experience, lower premium rates per mile and increased revenue rate per mile. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims.
These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue decreased to 10.3% in 1998 from 11.3% in 1997 as a result of higher revenue per truck per week and the addition of owner operators.
   Supplies and other expenses increased to 7.3% of revenue in 1998 from 5.5% in 1997 as a result of an increase in advertising costs for new drivers and a write-off of costs associated with a planned stock offering that was suspended due to unfavorable market conditions.

   Interest Expense. Interest expense decreased to 4.5% of revenue in 1998 from 5.3% in 1997 as a result of lower interest rates and the addition of owner operators.

   Net Income. The Company reported net income of $274,000, or $0.15 per share (basic and diluted), for the third quarter of 1998 compared to $326,000, or $0.18 per share (basic and diluted), in 1997. The effective income tax rate was 36.0% in 1998 compared to 38.0% in 1997.

Nine Months Comparison 1998 v. 1997
   Operating Revenue. Operating revenue for the nine months ended September 30, 1998 increased by 14.0% to compared to 1997. Freight revenue increased by 14.7% and brokerage revenue increased by 2.5%.
   Freight revenue improved due to an increase in the rate per mile, tractor utilization and average number of units in service. The rate per mile increased to $1.055 during the period from $1.028 in 1997. The higher rate is primarily a result of a higher level of direct shipper miles in 1998 compared to 1997 and a rate increase effective May 1998. The average number of tractors in service was 571 for the first nine months of 1998 compared to 522 in 1997. The average number of tractors in service in

1998 includes 34 owner operator drivers. There were no owner operator drivers in the first nine months of 1997. Average miles per truck per week also increased to 2,149 from 2,103 due to improved demand from the Company's direct shipper customers and the placement of additional drop trailers at customer locations to enable more drivers to load and unload more efficiently. The Company's empty mile percent increased to 9.2% from 7.6% in 1997. Brokerage revenue decreased to 5.4% of revenue from 6.0% in 1997.

   Operating Expenses. The operating ratio improved to 93.2% for the first nine months of 1998 compared to 93.9% in 1997.
   Salaries, wages and benefits decreased to 38.5% of revenue in 1998 from 39.8% in 1997 primarily because of increased revenue rates per mile and the addition of owner operators in October 1997.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's freight brokerage division, and the cost of owner operator drivers, increased to 10.0% of revenue in 1998 from 5.9% in 1997. The increase is a result of the addition of owner operators to the fleet beginning in October 1997.
   Fuel was 8.3% of revenue in 1998 compared to 12.1% in 1997. This is a result of lower diesel fuel prices nationwide in 1998, higher revenue rates per mile and the addition of owner operator drivers.
   Maintenance expense increased to 6.6% of revenue in the first nine months of 1998 from 5.9% in 1997. The increase is a result of a longer holding period on tractors and additional trailer maintenance costs due to a substantial increase in the number of trailers in the fleet.
   Insurance and claims represented 2.7% and 3.0% of operating revenue for the first nine months of 1998 and 1997, respectively. This is a result of lower premiums on insurance policies, more favorable loss experience and an increase in revenue rates per mile. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
   Depreciation as a percent of revenue decreased to 10.8% in 1998 from 11.7% in 1997 as a result of higher revenue per truck per week and the addition of owner operator drivers.
   Supplies and other expenses increased to 6.8% of revenue in 1998 from 5.7% in 1997 as a result of an increase in advertising costs for new drivers and a write-off of costs in the third quarter associated with a planned stock offering that was suspended due to unfavorable market conditions.

   Interest Expense. Interest expense decreased to 4.7% of revenue in 1998 from 5.2% in 1997 as a result of lower interest rates and the addition of owner operators.

   Net Income. The Company reported net income of $693,000, or $0.38 per share (basic and diluted), for the first nine months of 1998 compared to a net income of $271,000, or $0.15 per share (basic and diluted), in 1997. The effective income tax rate was 37.3% in 1998 compared to 38.0% in 1997.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $9,600,000 for the nine months ended September 30, 1998.
The Company received $2,013,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 134 replacement tractors at a cost of $10.7 million and 48 expansion trailers at a cost of $1.0 million. The Company has finance commitments for all of the expansion trailers and replacement tractors totaling $11.7 million at rates that will be fixed at time of origination. The remaining 134 replacement tractors are scheduled for delivery between October 1998 and March 1999. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment.
While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at September 30, 1998 was $9.6 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
   In June 1997, the Company entered into a new revolving line of credit agreement with a financial institution. The maximum borrowing on the line was $7.0 million through December 31, 1997. Since the Company's tangible net worth exceeded $9.0 million based on the December 31, 1997 audited financial statements, under the terms of the credit agreement the maximum borrowing on the line increased to $8.0 million. The line bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at September 30, 1998. The Company had borrowings of $3.5 million under this line at September 30, 1998. A total of $1.3 million of the available credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $289,000 of the available line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans.
    At September 30, 1998, the Company owned 30 tractors which were not pledged as collateral for any liabilities and were free and clear of any debt obligations. This equipment has an approximate market value of $1.1 million.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the availability of equity in the Company's assets and the Company's ability to obtain secured equipment financing.

Year 2000 Issue
   The Company has completed a comprehensive review of its Year 2000 issues and its internal systems (information technology "IT" and non-IT). The Company's application software programs which have been developed internally will be Year 2000 compliant with minor modifications that the Company's IT department will complete. Certain of the Company's application and equipment software programs are purchased from and/or maintained by vendors. The Company is working with these software vendors to verify that these applications become Year 2000 compliant.
   The Company believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 issue will not pose significant operational problems for the Company. Through September 30, 1998, the Company has incurred less than $5,000 in costs relating to the Year 2000 issue.
   As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present the Company is not able to determine with certainty the effect on the Company's result of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when and if the Company does not believe a material vendor or customer will be compliant.


PART II OTHER INFORMATION

ITEM 1 - Legal
Proceedings.....................................................*
ITEM 2 - Changes in Securities and Use of Proceeds..............*
ITEM 3 - Defaults Upon Senior Securities........................*
ITEM 4 - Submission of Matters to a Vote of Security Holders....*
A special meeting of shareholders of the registrant was held on July 10, 1998. The stockholders approved the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 5,000,000 to 20,000,000 shares.

Stockholders representing at least 1,423,919 shares or 78% were present in person or by proxy at the Special Meeting. A tabulation with approval of the amendment of the Company's Articles of Incorporation is as follows:

                                                                   Votes
                                            Votes      Votes       Against or
                                            Cast        For        Withheld
Approval of the amendment of the
Company's Articles of Incorporation	 1,423,919	 1,277,934  	145,985

 ITEM 5 - Other Information..............................*

   *  No information submitted under this caption.

ITEM 6 - Exhibits and Reports on Form 8-K
   The Company did not file any exhibits or reports on Form 8-K during the nine months ended September 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      OTR EXPRESS, INC.
                                                       (Registrant)


Date:       November 13, 1998                      /s/   Gary J. Klusman
                                                   By: Gary J. Klusman
                                                   President and Principal
                                                   Executive Officer


Date:       November 13, 1998                      /s/  Steven W. Ruben
                                                   By:  Steven W. Ruben
                                                   Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer