Form 10-K
period 1998-12-31
OTR EXPRESS INC/KS
filed 1999-03-31
CIK 881895

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-K

               Annual Report Pursuant To Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the year ended December 31, 1998      Commission file number 1-19773

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

  (1) Yes    X         No                   (2) Yes    X        No

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $7,799,477 as of February 28, 1999.

                               1,835,171
   (Number of shares of common stock outstanding as of February 28, 1999)

  Part II incorporates certain information by reference from the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 1998. Part III incorporates certain information by reference from the Registrant's definitive Proxy Statement dated March 31, 1999.

                           OTR EXPRESS, INC.

                    1998 Annual Report on Form 10-K

                           Table of Contents


                                                                   Page
                             Part I

Item  1.  Business                                                 3
Item  2.  Properties                                              10
Item  3.  Legal Proceedings                                       10
Item  4.  Submission of Matters to a Vote of Security Holders     10


                             Part II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                   10
Item  6.  Selected Financial Data                                11
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11
Item  8.  Financial Statements and Supplementary Data            11
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                   11


                             Part III

Item 10.  Directors and Executive Officers of the Registrant     11
Item 11.  Executive Compensation                                 11
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                            12
Item 13.  Certain Relationships and Related Transactions         12


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                   12

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

The Company

  OTR Express, Inc., a Kansas corporation organized in 1985 (the
"Company" or "OTR") operates primarily as a dry van, truckload carrier. The Company transports a diversified mix of general commodities for a large base of customers (currently over 1,200) throughout the continental United States and operates its business as one reportable segment. OTR is headquartered in Olathe, Kansas, a suburb of Kansas
City, Missouri. The Company also provides third party logistics services including rail, truckload, and less-than-truckload service to its customers.

Operating Strategy

  OTR's business philosophy is to provide high quality transportation services at a low cost. The Company has historically achieved this by
(1) focusing on technology; (2) operating premium, late model equipment;
(3) hiring experienced drivers; and (4) maintaining an efficient cost structure. From its founding in 1985 until 1995, the Company's operating strategy differed from that of most truckload carriers in that OTR serviced a large base of customers with no long-term contracts or commitments. This strategy allowed the Company to obtain the most profitable loads available on a spot basis. To identify the most profitable loads, the Company utilized its internally developed, proprietary Freight Optimization System - a next move probability based freight system. The Freight Optimization System enables the Company to analyze historical data to prioritize customers most likely to have freight that will produce the most profitable combination of rates and destinations. The Freight Optimization System was designed to maximize freight opportunities, maximize revenue per mile and minimize empty miles, but had become dependent to some extent on freight brokers offering opportunities in the spot market. In mid-1995, using the system, the Company received as much as 55% of its freight opportunities from freight brokers who typically pay 10% to 15% less per mile than direct shippers.

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

  OTR has regional short-haul operations in Kansas City, Chicago, and Dallas/Houston to meet customer demand. Based on management's analysis of the market size, cost of entry and potential long-term profitability, the Company expects to make further investments in the short-haul division.

  This flexible operating strategy has contributed to the Company's rapid growth during the five year period ending December 31, 1998, with revenue increasing to $72.3 million in 1998 from $30.6 million in 1993 (a compound annual growth rate of 18.7%), and a corresponding increase in its fleet to 573 tractors (526 company-owned tractors and 47 owner operators) from 301 during such period.

Customers and Marketing

  OTR has a large customer base that is diversified in terms of geographic location and types of commodities shipped. The Company markets its services based on dependable, time definite delivery and service.

  The Company obtains freight in three different manners: directly from shippers ("OTR Shippers"), through Company agents ("Agent Shippers") and from freight brokers. OTR Shippers are marketed directly by internal OTR sales representatives. Agent Shippers are marketed by the Company's outside sales agents. The Company's customer database includes approximately 540 OTR Shippers, 300 Agent Shippers and 400 freight brokers. In 1998, OTR Shippers accounted for 62% of OTR's revenue miles, Agent Shippers accounted for 21% and freight brokers accounted for 17%.

  The freight obtained from OTR Shippers and Agent Shippers is generally more profitable than freight obtained from brokers, having freight rates which average 10% to 15% more than brokered freight. To maximize this more profitable revenue base by generating new OTR Shippers, OTR increased the number of its sales representatives and customer service representatives to twenty five at February 28, 1999 from three at December 31, 1994. Historically, sales representatives operated primarily through direct telemarketing efforts.

  During 1998, the Company divided its operations and sales departments into seven regional teams to better serve customers in those regions.
In order to capitalize on this new structure, the Company added regional sales managers in Dallas, Boston and the Atlanta area. The focus of these regional sales managers is to enhance freight opportunities with current customers and to add new national account customers.

  The Company's brokered freight is obtained through a network of freight brokers who contract for freight directly from shippers and re-contract with the Company to transport the freight. A freight broker helps carriers obtain loads in areas where the carrier does not typically have a large number of customers, thereby minimizing the empty miles of the carrier. Freight brokers typically earn a margin based on a percentage of the carrier's freight fee. The Company has developed a network of approximately 400 freight brokers. The Company expects to continue to reduce the percentage of revenue miles from freight brokers in the future.

  For the year ended December 31, 1998, the Company's 20, 10 and five largest customers accounted for 39.7%, 24.3% and 15.7%, respectively, of the Company's operating revenue. The largest customer accounted for 3.5% of the Company's operating revenue for that period.

Logistics Division

  To better serve its customers, OTR has developed a logistics division which brokers loads to other carriers. The Company contracts with other trucking companies to haul freight on their equipment for OTR's customers. The Company is able to increase its profitability while satisfying its customers' shipping needs without utilizing Company owned equipment.

  In 1998, OTR formed a rail logistics department within its OTR Logistics division. The intermodal logistics department contracts with rail carriers to move freight on rail equipment for customers and is currently based in Salt Lake City, Utah. The new department currently employs eleven professionals. OTR expects to utilize its information technology to improve the operating efficiency and capacity for the intermodal logistics department. OTR's internal computer programmers have developed a proprietary load order system specifically for intermodal logistics services which is integrated with the Company's current system and will substantially reduce the amount of time it takes to coordinate the movement of a load. The new intermodal logistics division will operate as a non-asset based transportation service provider and will not require the purchase of transportation equipment.

  Logistics division revenue increased to $4.5 million in 1998 from $3.7 million in 1997. OTR expects to expand the rail logistics department in the future.

Drivers, Other Employees and Owner-Operator Drivers

  Recruiting and retaining professional, experienced drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug and alcohol testing. OTR's drivers have an average age of 45.9 years and average 13.1 years of driving experience. Within the Company, drivers are considered "managers" and are given a high level of responsibility to manage the profitability of their equipment.

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

  Driver recruitment and retention is essential to the maintenance of high equipment utilization, particularly during periods of rapid fleet growth. OTR's drivers are given recruiting bonuses for the referral of new drivers to the Company. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips the tractors with optimal comfort and safety features, such as on-board satellite communications, high quality interiors, power steering, automatic braking systems, engine brakes and oversized sleepers. As a result of management's attention to driver retention, the Company's driver turnover rate was 71% in 1998, which management believes to be below the industry average.

  At December 31, 1998, the Company's ratio of tractors to non-driving employees was 5.03 to one, which management believes is well above industry standards. At February 28, 1999, the Company had 680 employees, of whom 536 were drivers and 144 were management and administrative personnel. At February 28, 1999, the Company also had contracts with independent contractors (owner-operators) for the services of 43 tractors that provide both a tractor and a qualified driver. The Company's employees are not represented by a collective bargaining unit. Employees participate in OTR's 401(k) program and in Company-sponsored health, life and dental plans. The Company does not have any employees who are receiving post retirement benefits and does not anticipate offering any post retirement benefits in the future. Management considers relations with its employees to be very good.

  In 1997, the Company began contracting with owner-operators to haul freight for the Company's customers. The Company recognizes that carefully selected owner-operators complement its company drivers. Owner-operators supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operators provide their own tractors, less capital is required from the company for growth and they provide the Company with another source of drivers to support its growth. The Company expects to continue to recruit owner-operators, as well as company drivers.


Revenue Equipment

  The Company believes that a key to the successful retention of drivers is the use of standardized, fuel efficient, late-model tractors and trailers. The Company purchases all new tractors, primarily with driver comfort, fuel efficiency, safety and overall economy in mind. To recruit and retain high-quality drivers, all the tractors owned by the Company have deluxe interiors and oversized sleepers. The average age of OTR's tractors and trailers at December 31, 1998 was 2.4 years and
2.0 years, respectively. The Company plans its trade cycle based on engine warranties and routinely replaces its tractors after forty five months of use (approximately 450,000 miles).

  At December 31, 1998 the Company owned 243 Navistar tractors, 169 Peterbilt tractors and 114 Freightliner tractors. The tractors include engines which are fully electronic, manufactured by Detroit Diesel, Caterpillar or Cummins. Trailers in the fleet at year end were manufactured by Pines, Utility, Stoughton and Trailmobile. All of the Company's trailers have a 110 inch inside and are 102 inches wide, the maximum width generally allowed by law. The trailer fleet at December 31, 1998 included 777 fifty-three foot trailers and 265 forty-eight foot trailers. The Company owns only dry van trailers.

  The following table shows the age of Company-owned equipment in service at December 31, 1998.

               Acquisition Year      Tractors       Trailers

                   1998                 84            280
                   1997                150            292
                   1996                 65            205
                   1995                199            130
                   1994                 28            120
                   1993                  -             15


                   Total               526           1042


  The Company's preventive maintenance program focuses on early diagnosis of problems and contracting maintenance out to third-party providers. In addition to annual Department of Transportation ("DOT") inspections, tractors are inspected when they pass through the Company's diagnostic facilities at its headquarters. Virtually all tractors are still under warranty and are generally traded in before their engine warranties expire. The exclusive use of third-party maintenance providers, coupled with the effective utilization of manufacturers' warranties and the Company's trade-in policy, allows the Company to minimize its maintenance costs. Owner-operator tractors are inspected prior to acceptance by the company for compliance with operational and safety requirements of the company and the Department of Transportation. These tractors are then periodically inspected, similar to company-owned tractors, to monitor continued compliance.

Fuel Availability and Cost

  The Company actively manages its fuel costs through a five component fuel management system which incorporates: wholesale purchasing for the Company's unmanned fuel facilities, mileage pay rates based upon fuel economy, the "profit center" incentive driver compensation program, fuel hedging, and equipment specifications. See "- Drivers and Other Employees."

  The Company owns five automated fuel facilities, one located at the Company's headquarters in Kansas and one each located on major traffic lanes in Arizona, Ohio, Texas and Wyoming. Each of the four remote unmanned fuel facilities consists of an above-ground fuel tank, pump and a computer modem linking it directly to the Company's computers. In 1998, the Company purchased 21.5% of its fuel in bulk for distribution through its automated fuel facilities. These facilities allow the Company to purchase fuel at wholesale prices.

  As a way to protect the Company against major fuel price increases, since October 1994 the Company has engaged in a fuel hedging strategy. Pursuant to this program, the Company buys six month call options within five cents of current market prices, to buy futures contracts for #2 heating oil, in amounts equal to 15% of the Company's anticipated fuel purchases for such period.

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

Company's safety standards will receive a warning letter, and any driver who has more than two such violations within certain periods of time is subject to termination. The Company continuously monitors driver performance and has final authority regarding employment and retention of drivers.
OTR currently has a "satisfactory" safety and fitness rating from the DOT. See "- Governmental Regulation."

Item  2.  Properties.

  The Company owns real estate in Olathe, Kansas, where the Company is headquartered. The property includes a 22,000 square foot office facility and a 9,400 square foot diagnostic and inspection facility.
The property also includes approximately 258,000 square feet of parking space and the Kansas fuel facility. Additionally, the Company owns tracts, each approximately one acre in size, in Arizona, Ohio, Texas and Wyoming, on which its remote fuel facilities are located. See "Item 1-Fuel Availability and Cost."


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

  The Company maintains liability insurance (including umbrella coverage) in the amount of $10 million per occurrence for personal injury, property damage and cargo. Under the terms of the policy, the Company retains the first $50,000 of losses paid and loss adjusting expense. The Company is self-insured for workers' compensation insurance. The Company is responsible for claims up to $250,000 per occurrence and $900,000 aggregate per year. The Company carries excess insurance to cover losses over $250,000, subject to a maximum coverage of $5 million per occurrence.


Item  4.  Submission of Matters to a Vote of Security Holders.

  None.

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
                  Matters.

  The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Price Range of Stock."


Item 6.  Selected Financial Data.

  The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Financial Highlights."

Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

  The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

  The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 under the caption "Financial Statements" and "Quarterly Financial Data."

                                                  Annual Report Page

        Report of Independent Public Accountants           17
        Balance Sheets                                     18
        Statements of Operations                           19
        Statements of Stockholders' Equity                 20
        Statements of Cash Flows                           21
        Notes to Financial Statements                      22
        Supplemental Financial Information                 30

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                            PART III

Item 10.   Directors and Executive Officers of the Registrant.

  The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated March 31, 1999 under the headings "Proposal One: Election of Class A Directors- Nominees," "The Board of Directors-Continuing Directors," "Executive Officers-Information About Other Executive Officers" and "Miscellaneous-Section 16 Reporting" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

  The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated March 31, 1999 under the heading "Stock Ownership of Certain Beneficial Owners and
Management" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated March 31, 1999 under the heading "Certain Relationships and Other Transactions" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.

(a)  List of Documents filed as part of this Report on Form 10-K.

  (1)  Financial Statements
        All financial statements of the Registrant as set forth under
          Item 8 of this Report on Form 10-K.

  (2)  Financial Statement Schedules
                                                             Page of
  Schedule Number    Description                            1998 10-K

    II               Valuation and Qualifying Accounts         17

  The report of the Registrant's independent public accountants with respect to the above listed financial statements and financial statement schedules appears on page 17 of this Annual Report on Form 10-K.

  All other financial statement schedules not listed above have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.


(b)  Reports on Form 8-K

  No reports on Form 8-K were filed for the year ended December 31, 1998.

Exhibits

Exhibit                                      Page Number or Incorporation
Number     Description                            By Reference To

3(a)(1) Articles of Incorporation, as amended   Exhibit 3(a) to Annual Report
        prior to July 10, 1998                  for the year ended Dec 31,
                                                1994 on Form 10-K
                                                (SEC File No. 1-19773)


3(a)(2) Amendment to Articles of Incorporation, Page 18 of sequentially
        filed July 13, 1998*                    numbered pages

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

4(a) Specimen Common Stock Certificate          Exhibit 4(a) to Amendment No.
                                                1 to Registration Statement on
                                                Form S-18(SEC
                                                File No. 33-44422FW)

10(a) 1991 Incentive Stock Option Plan of       Exhibit 10(a) to Registration
      OTR Express, Inc.                         Statement on Form S-18
                                                (SEC File No. 33-44422FW)

10(b) Mortgage note dated January 10, 1995      Exhibit 10(xx) to Annual
      between Registrant and Toni J.            Report for the year ended
      Waggoner and Robert E. Waggoner,          as Dec 31, 1994 on Form 10-K
      Trustees                                  (SEC as File No. 1-19773)

10(c) OTR Express, Inc. 1996 Stock Option       Exhibit 10(bbb) to Annual
      Plan                                      Report for the year ended
                                                Dec 31, 1995 on Form 10-K
                                                (SEC File No. 1-19773)

10(d) OTR Express, Inc. 1996  Directors' Stock   Exhibit 10(ccc) to Annual
      Option Plan                                Report for the year ended
                                                 Dec 31, 1995 on Form 10-K
                                                 (SEC File No. 1-19773)

10(e) Loan and Security Agreement dated          Exhibit 10(ddd) to Quarterly
      June 11, 1997 beteewn Registrant and       Report for the period ended
      HSBC                                       June 30, 1997 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(f) Guaranty Agreement dated February 27,      Exhibit 10(p) to Quarterly
      1998 between Registrant and HSBC           Report for the period ended
      Business Loans, Inc. - Gary J. Klusman     March 31, 1998 on Form 10Q
                                                 (SEC File No. 1-19773)

10(g) Guaranty Agreement dated February 27,      Exhibit 10(q) to Quarterly
      1998 between Registrant and HSBC           Report for the period ended
      Business Loans, Inc. - Steven W. Ruben     March 31, 1998 on Form 10Q
                                                 (SEC File No. 1-19773)

10(h) Stock Purchase Assistance Agreement        Exhibit 10(r) to Quarterly
      dated February 27, 1998 between the        Report for the period ended
      Registrant and Gary J. Klusman             March 31, 1998 on Form 10Q
                                                 (SEC File No. 1-19773)

10(i) Stock Purchase Assistance Agreement        Exhibit 10(s) to Quarterly
      dated February 27, 1998 between the        Report for the period ended
      Registrant and Steven W. Ruben             March 31, 1998 on Form 10Q
                                                 (SEC File No. 1-19773)

10(j) Guaranty Agreement dated June 8,           Exhibit 10(t) to Quarterly
      1998 between Registrant and HSBC           Report for the period ended
      Business Loans, Inc.-Jeffrey T. Brown      June 30, 1998 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(k) Guaranty Agreement dated June 8,           Exhibit 10(u) to Quarterly
      1998 between Registrant and HSBC           Report for the period ended
      Business Loans, Inc.-Eric T. Janzen        June 30, 1998 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(l) Stock Purchase Assistance Agreement        Exhibit 10(v) to Quarterly
      dated June 8, 1998 between the             Report for the period ended
      Registrant and Jeffrey T. Brown            June 30, 1998 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(m) Stock Purchase Assistance Agreement        Exhibit 10(w) to Quarterly
      dated June 8, 1998 between the             Report for the period ended
      Registrant and Eric T. Janzen              June 30, 1998 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(n) Form of Carrier/Shipper Transportation     Page 19 of sequentially
      Contract*                                  numbered pages

10(o) Contract to Purchase Tractors in 1999      Page 21 of sequentially
      between Registrant and Kansas City         numbered pages
      Peterbilt*

10(p) Contract to Purchase Tractors in 1999      Page 22 of sequentially
      between Registrant and Kansas City         numbered pages
      Peterbilt*

10(q) Contract to Purchase Tractors in 1999      Page 23 of sequentially
      between Registrant and KCR International   numbered pages
      Trucks, Inc.*

11    Statement re: Computation of Earnings      Page 35 of sequentially
      per Share*                                 numbered pages


13(a) Annual Report to Stockholders for the      Exhibit 13(b) to Annual
      year ended December 31, 1997               Report for the year ended
                                                 December 31, 1997 on Form
                                                 10-K/A (SEC File No. 1-19773)

13(b) Annual Report to Stockholders for the      Page 36 of sequentially
      year ended December 31, 1998*              numbered pages

23   Consent of Arthur Andersen LLP*             Page 72 of sequentially
                                                 numbered pages


* Filed herewith.

SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OTR EXPRESS, INC.

Date:  March 30, 1999                        /s/ WILLIAM P. WARD
                                             Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Title                   Date

/s/ WILLIAM P. WARD         Chairman of the Board      March 30, 1999
William P. Ward

/s/ GARY J. KLUSMAN         President, Principal       March 30, 1999
Gary J. Klusman             Executive Officer and
                            Director

/s/ JANICE K. WARD          Vice President and         March 30, 1999
Janice K. Ward              Director

/s/ STEVEN W. RUBEN         Vice President Finance     March 30, 1999
Steven W. Ruben             Principal Financial
                            Officer and Principal
                            Accounting Officer

/s/ CHRISTINE D. SCHOWENGERDT Treasurer                March 30, 1999
Christine D. Schowengerdt

/s/ JAMES P. ANTHONY        Director                   March 30. 1999
James P. Anthony

/s/ DEAN W. GRAVES          Director                   March 30, 1999
Dean W. Graves

/s/ RALPH E. MACNAUGHTON    Director                   March 30, 1999
Ralph E. MacNaughton

/s/ TERRY G. CHRISTENBERRY  Director                   March 30, 1999
Terry G. Christenberry

/s/ CHARLES M. FOUDREE      Director                   March 30, 1999
Charles M. Foudree

/s/ FRANK J. BECKER         Director                   March 30, 1999         _
Frank J. Becker

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SCHEDULES









To the Board of Directors and Stockholders of OTR Express, Inc.:


  We have audited in accordance with generally accepted auditing standards, the financial statements included in OTR Express, Inc.'s annual report to stockholders incorporated by reference in this Form 10-
K, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                              Arthur Andersen LLP
                                              /s/ Arthur Andersen LLP






Kansas City, Missouri
February 5, 1999


                                                               Schedule II



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Balance at     Additions                  Balance at
                      Beginning of   Charged to                 End
                      Year           Expense     Deductions     of Year
Allowance for doubtful accounts


  1996                56,932         38,070      37,986         57,016
  1997                57,016        115,522      71,415        101,123
  1998               101,123         47,648      71,368         77,403



                          CORPORATE INFORMATION


    Corporate Offices                       Common Stock Listing
    OTR Express, Inc.                       OTR Express, Inc. common stock
    804 N. Meadowbrook Drive                is traded on the NASDAQ Stock
    Olathe, Kansas 66062                    Market under the Symbol: OTRX
    (913) 829-1616




Mailing address:
     PO Box 2819
     Olathe, Kansas 66063-0819