Form 10-Q
period 1999-03-31
OTR EXPRESS INC/KS
filed 1999-05-17
CIK 881895

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


   [X]   Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
             Exchange Act of 1934 For The Quarter Ended March 31, 1999

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

      Yes      X           No


                                  1,831,671
(Number of shares of common stock outstanding as of April 30, 1999)

                        PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS
                                         March 31          December 31
(Unaudited)                               1999                1998

ASSETS
CURRENT ASSETS
   Cash                                 $   164,945         $   521,484
   Accounts receivable, freight           8,588,060           8,192,252
   Accounts receivable, other               278,628             217,080
   Inventory                                537,055             534,623
   Prepaid expenses and other             1,311,599             545,734
   TOTAL CURRENT ASSETS                  10,880,287          10,011,173

PROPERTY AND EQUIPMENT                   51,801,693          49,209,269

   TOTAL ASSETS                         $62,681,980         $59,220,442

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade              $ 2,101,503         $ 2,060,251
   Accrued payroll and taxes              1,551,137           1,007,735
   Other accrued expenses                 1,572,004           1,365,739
   Current portion of long-term debt     13,892,075          13,837,296
   TOTAL CURRENT LIABILITIES             19,116,719          18,271,021


LONG-TERM DEBT                           31,063,053          28,658,211
DEFERRED INCOME TAXES                     2,488,000           2,400,000

STOCKHOLDERS' EQUITY                     10,014,208           9,891,210

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                             $62,681,980         $59,220,442

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                  March 31
(Unaudited)                                1999             1998
OPERATING REVENUE
   Freight revenue                        $16,673,104       $15,759,958
   Logistics revenue                        2,008,359           987,396
   Total operating revenue                 18,681,463        16,747,354

OPERATING EXPENSES
   Salaries, wages and benefits             7,190,861         6,498,210
   Purchased transportation                 2,934,264         1,390,237
   Fuel                                     1,072,240         1,588,549
   Maintenance                              1,196,719         1,074,117
   Depreciation                             1,628,790         1,876,068
   Insurance and claims                       603,176           546,360
   Taxes and licenses                       1,844,566         1,608,973
   Supplies and other                       1,143,311         1,123,672
   Total operating expenses                17,613,927        15,706,186

Operating income                            1,067,536         1,041,168
Interest expense                              835,369           838,418

Income before income taxes                    232,167           202,750
Income tax expense                             88,000            77,197

Net income                                $   144,167       $   125,553

Weighted average number of shares
   Basic                                    1,832,035         1,836,342
   Diluted                                  1,832,434         1,850,656


Earnings per share
   Basic                                  $      0.08       $      0.07
   Diluted                                       0.08              0.07

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                Three  Months Ended
                                                     March 31
(Unaudited)                                    1999             1998
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES       $1,453,495       $2,629,275

INVESTING ACTIVITIES
Acquisition of property and equipment           (6,134,395)      (1,209,072)
Proceeds from disposition of property and
 equipment                                       1,885,909           43,873
   NET CASH USED IN INVESTING ACTIVITIES        (4,248,486)      (1,165,199)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt         6,104,852        5,140,552
Repayments of long-term debt                    (4,348,356)      (5,907,464)
Net increase (decrease) in bank note payable       703,125         (859,068)
Other                                              (21,169)         (57,473)
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                          2,438,452       (1,683,453)

   NET DECREASE IN CASH                           (356,539)        (219,377)
   CASH, BEGINNING OF PERIOD                       521,484          318,760

   CASH, END OF PERIOD                          $  164,945       $   99,383


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                       $  835,369       $  838,418


SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                          $      -         $  180,000

                               OTR EXPRESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - LONG-TERM DEBT
During the three months ended March 31, 1999, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $6,105,000. This debt bears interest at effective rates between 6.13% and 7.13%.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES
The Company has agreed to guarantee payment of four key executive stock loans for such executives' private purchase of approximately 69,000 shares of the Company's common stock. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans. In April 1999, one of the executives resigned from the Company and the Company repaid the principal balance of his loan.

The amount of the Company's guarantee as of March 31, 1999 was approximately $297,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

At March 31, 1999, the Company had purchase and finance commitments outstanding for additional revenue equipment of approximately $17,280,000. The Company anticipates receiving proceeds from the sale or trade-in of 186 tractors in association with these commitments.

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

RESULTS OF OPERATIONS
                                                    Three Months Ended
                                                         March 31
(Unaudited)                                         1999          1998

Operating Revenue                               $18,681,463     $16,747,354
Operating Expenses                               17,613,927      15,706,186
Interest Expense                                    835,369         838,418
Net Income                                          144,167         125,553

1st Quarter 1999 v. 1998
   Operating Revenue. Operating revenue improved by 11.5% in the first quarter ended March 31, 1999 compared to 1998. Freight revenue increased by 5.8% and logistics revenue increased by 103.4%.
   Freight revenue improved due to increases in rate per mile and average number of units in service. The rate per mile increased to $1.059 in the first quarter of 1999 compared to $1.041 in 1998. The higher rate is primarily a result of a rate increase implemented in May 1998.
The average number of tractors in service increased by 8.0% to 592 in the first quarter of 1999 compared to 548 in 1998. Tractors in service includes 51 owner operators in 1999 and 27 owner operators in 1998. Average miles per truck per week decreased to 2,085 from 2,161 in 1998.
   Logistics revenue increased due to the addition of the rail logistics division in Salt Lake City, Utah in October 1998.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 94.3% in the first quarter of 1999 compared to 93.8% in 1998.
   Salaries, wages and benefits decreased to 38.5% of revenue in 1999 from 38.8% in 1998 primarily because of the increase in revenue from the logistics division and the increase in owner operators. Also, the addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 15.7% of revenue in 1999 from 8.3% in 1998. The increase is a result of the 100% increase in logistics revenue and the increase in the number of owner operators.
   Fuel was 5.7% of revenue in 1999 compared to 9.5% in 1998. This is a result of lower diesel fuel prices nationwide in 1999, higher revenue rates per mile and the addition of owner operators.

   Insurance and claims represented 3.2% and 3.3% of revenue in the first quarter of 1999 and 1998, respectively. This is a result of more favorable loss experience, lower premium rates per mile and increased revenue rate per mile. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue decreased to 8.7% in 1999 from 11.2% in 1998 as a result of the increase in owner operators and the increase in logistics revenue.
   Supplies and other expenses decreased to 6.1% of revenue in 1999 from 6.7% in 1998 as a result of a decrease in advertising costs for new drivers and a reduction in independent agents' sales commissions.

   Interest Expense. Interest expense decreased to 4.5% of revenue in 1999 from 5.0% in 1998 as a result of lower interest rates, the addition of owner operators and the increase in logistics revenue.

   Net Income. The Company reported net income of $144,000, or $0.08 per share (basic and diluted), for the first quarter of 1999 compared to net income of $126,000, or $0.07 per share (basic and diluted), in 1998. The effective income tax rate was 37.9% in 1999 compared to 38.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $6,105,000 for the three months ended March 31, 1999. The Company received $1,886,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 186 replacement tractors and 30 expansion tractors at a cost of $17.3 million. The Company has finance commitments for all of the expansion tractors and replacement tractors totaling $17.3 million at rates that will be fixed at time of origination. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at March 31, 1999 was $8.2 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
     The Company has a credit line of $8.0 million with its primary lending bank which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires June 9, 2000 and is secured by accounts receivable of the Company. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at March 31, 1999. The Company had borrowings of $4.3 million under this line at March 31, 1999. A total of $1.3 million of the available credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $297,000 of the available line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 4 to the financial statements.
    At March 31, 1999, the Company owned 47 tractors which were not pledged as collateral for any liabilities and were free and clear of any debt obligations. This equipment has an approximate market value of $1.8 million.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the Company's equity position, the potential for refinancing assets owned by the Company and the Company's ability to obtain secured equipment financing.

Year 2000 Issue

   The Company has completed a comprehensive inventory and assessment of its Year 2000 issues and its internal systems (both information technology "IT" and non-IT). The Company's application software programs which have been developed internally will be Year 2000 compliant with minor modifications that the Company's IT department will complete. Computer hardware consists almost exclusively of Apple Macintosh computers which are Year 2000 compliant according to Apple Computer, Inc. Non-Macintosh computer hardware has been replaced. Certain of the Company's application and equipment software programs are purchased from and/or maintained by vendors. The

Company is working with these software vendors to verify that these applications become Year 2000 compliant.

   The Company believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 issue will not pose significant operational problems for the Company. The Company expensed less than $10,000 in costs relating to the Year 2000 issue in the first quarter ended March 31, 1999.

   As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company has material vendor relationships with financial institutions and telecommunications companies. These vendors indicate that they expect to achieve compliance and do not anticipate business interruptions as the century changes. The Company is developing contingency plans to address Year 2000 issues that may arise with these key vendors. At present the Company is not able to determine with certainty the effect on the Company's results of operations, liquidity, and financial condition in the event the company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers

Market Risk

   The Company is exposed to various market risks, including the effects of interest rates and fuel prices. The Company utilizes primarily fixed rate financial instruments with varying maturities. The Company's long-term financing is all at fixed rates. The Company's working capital line of credit is at a variable rate.

   The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at March 31, 1999 and represented no significant market exposure.

   There was no material change in the Company's exposure to market risk in the first quarter ended March 31, 1999 as compared to December 31, 1998. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1998.
                     PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings.....................................*
ITEM 2 - Changes in Securities and Use of Proceeds.............*
ITEM 3 - Defaults Upon Senior Securities.......................*
ITEM 4 - Submission of Matters to a Vote of Security Holders...*
ITEM 5 - Other Information.....................................*
         * No information submitted under this caption.
ITEM 6 - Exhibits and Reports on Form 8-K......................*
           Exhibit 10(x) - Contract to purchase tractors dated March 23, 1999 between Registrant and Kansas City Peterbilt

The Company did not file any exhibits or reports on Form 8-K during the three months ended March 31, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    OTR EXPRESS, INC.
                                                    (Registrant)


Date: May 17, 1999                                 /s/ Gary J. Klusman
                                                   By: Gary J. Klusman
                                                   President and Principal
                                                   Executive Officer


Date: May 17, 1999                                 /s/ Steven W. Ruben
                                                   By:  Steven W. Ruben
                                                   Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer