Form 10-Q
period 1999-06-30
OTR EXPRESS INC/KS
filed 1999-08-16
CIK 881895

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


   [X]  Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
           Exchange Act of 1934 For The Quarter Ended June 30, 1999

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

                        Yes      X           No


                              1,781,671
    (Number of shares of common stock outstanding as of July 31, 1999)

                    PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS

(Unaudited)                               June 30         December 31
                                           1999              1998
ASSETS
CURRENT ASSETS
   Cash                                   $   234,832     $   521,484
   Accounts receivable, freight             9,238,650       8,192,252
   Accounts receivable, other                 180,950         217,080
   Inventory                                  517,586         534,623
   Prepaid expenses and other               1,162,934         545,734
   TOTAL CURRENT ASSETS                    11,334,952      10,011,173

PROPERTY AND EQUIPMENT                     56,200,103      49,209,269

   TOTAL ASSETS                           $67,535,055     $59,220,442

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade                $ 2,339,828     $ 2,060,251
   Accrued payroll and taxes                1,087,947       1,007,735
   Other accrued expenses                   1,504,085       1,365,739
   Current portion of long-term debt       13,558,821      13,837,296
   TOTAL CURRENT LIABILITIES               18,490,681      18,271,021


LONG-TERM DEBT                             36,358,677      28,658,211
DEFERRED INCOME TAXES                       2,622,000       2,400,000

STOCKHOLDERS' EQUITY                       10,063,697       9,891,210

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $67,535,055     $59,220,442

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                             Second Quarter Ended      Six  Months Ended
                                    June 30                   June 30
(Unaudited)                    1999        1998         1999         1998
OPERATING REVENUE
   Freight revenue          $18,430,506  $16,853,310  $35,103,610  $32,613,268
   Logistics revenue          2,140,416      895,943    4,148,775    1,883,339
   Total operating revenue   20,570,922   17,749,253   39,252,385   34,496,607

OPERATING EXPENSES
   Salaries, wages and
    benefits                  7,666,351    6,659,833   14,857,212   13,158,043
   Purchased transportation   3,528,601    1,850,256    6,462,865    3,240,493
   Fuel                       1,484,549    1,480,426    2,556,789    3,068,975
   Maintenance                1,245,861    1,164,400    2,442,580    2,238,517
   Depreciation               1,838,258    1,954,251    3,467,049    3,830,319
   Insurance and claims         469,527      553,380    1,072,703    1,099,740
   Taxes and licenses         1,960,331    1,678,262    3,804,897    3,287,235
   Supplies and other         1,139,004    1,100,082    2,282,315    2,223,754
   Total operating expenses  19,332,482   16,440,890   36,946,410   32,147,076

Operating income              1,238,440    1,308,363    2,305,975    2,349,531
Interest expense                886,201      834,831    1,721,570    1,673,249

Income before income taxes      352,239      473,532      584,405      676,282
Income tax expense              134,000      180,364      222,000      257,561

Net income                  $   218,239  $   293,168  $   362,405  $   418,721

Weighted average number
   of shares
   Basic                      1,815,187    1,835,955    1,824,117    1,836,342
   Diluted                    1,815,187    1,850,914    1,824,316    1,854,695


Earnings per share
   Basic                    $      0.12  $      0.16  $      0.20  $      0.23
   Diluted                         0.12         0.16         0.20         0.23

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                        Six  Months Ended
                                                             June 30
(Unaudited)                                           1999             1998
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 2,939,137   $ 4,546,202

INVESTING ACTIVITIES
Acquisition of property and equipment               (15,153,246)   (7,138,516)
Proceeds from disposition of property and
 equipment                                            4,695,384       589,723
   NET CASH USED IN INVESTING ACTIVITIES            (10,457,862)   (6,548,793)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt             14,882,904    10,696,638
Repayments of long-term debt                         (9,207,416)   (9,357,319)
Net increase  in bank note payable                    1,746,503       534,520
Other                                                  (189,918)      (57,473)
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               7,232,073     1,816,366

   NET DECREASE  IN CASH                               (286,652)     (186,225)
   CASH, BEGINNING OF PERIOD                            521,484       318,760

   CASH, END OF PERIOD                              $   234,832   $   132,535


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                           $ 1,721,570   $ 1,673,249


SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                              $         -   $   240,000

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

NOTE 2 - LONG-TERM DEBT
During the six months ended June 30, 1999, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $14,883,000. This debt bears interest at effective rates between 6.13% and 7.51%.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
The Company agreed to guarantee payment of four key executive stock loans for such executives' private purchase of approximately 69,000 shares of the Company's common stock. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans. In April 1999, one of the executives resigned from the Company and the Company repaid the principal balance of his loan.

The amount of the Company's guarantee as of June 30, 1999 was approximately $297,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

At June 30, 1999, the Company had purchase and finance commitments outstanding for additional revenue equipment of approximately $10,800,000. The Company anticipates receiving proceeds from the sale or trade-in of 108 tractors in association with these commitments.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS AND FINANCIAL CONDITION

Overview. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; potential adverse effects of the Year 2000 issue; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

RESULTS OF OPERATIONS

                                Second Quarter Ended      Six Months Ended
                                     June 30                 June 30
(Unaudited)                      1999       1998          1999        1998

Operating Revenue           $20,570,922  $17,749,253  $39,252,385  $34,496,607
Operating Expenses           19,332,482   16,440,890   36,946,410   32,147,076
Interest Expense                886,201      834,831    1,721,570    1,673,249
Net Income                      218,239      293,168      362,405      418,721

2nd Quarter 1999 v. 1998
   Operating Revenue.  Operating revenue improved by 15.9% in the second quarter ended June 30, 1999 compared to 1998. Freight revenue increased by 9.4% and logistics revenue increased by 138.9%.
   Freight revenue improved due to increases in rate per mile, tractor utilization and average number of units in service. The rate per mile increased to $1.059 in the second quarter of 1999 compared to $1.053 in
1998.   The average number of tractors in service increased by 3.6% to 604 in the second quarter of 1999 compared to 583 in 1998. Tractors in service includes 67 owner operators in 1999 and 41 owner operators in 1998.
Average miles per truck per week increased to 2,234 from 2,129 in 1998.
   Logistics revenue increased due to the addition of the rail logistics division in Salt Lake City, Utah in October 1998.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 94.0% in the second quarter of 1999 compared to 92.6% in 1998.
   Salaries, wages and benefits decreased to 37.3% of revenue in 1999 from 37.5% in 1998 primarily because of the increase in revenue from the logistics division and the increase in owner operators. Also, the addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 17.2% of revenue in 1999 from 10.4% in 1998. The increase is a result of the 138.9% increase in logistics revenue and the increase in the number of owner operators.
   Fuel was 6.1% of revenue in 1999 compared to 6.6% in 1998. This is a result of lower diesel fuel prices nationwide in 1999, higher revenue rates per mile and the addition of owner operators.
   Insurance and claims represented 2.3% and 3.1% of revenue in the second quarter of 1999 and 1998, respectively. This is a result of more favorable loss experience and increased revenue rate per mile. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue decreased to 8.9% in 1999 from 11.0% in 1998 as a result of the increase in owner operators, the increase in logistics revenue and the larger holding period for trucks.
   Supplies and other expenses decreased to 5.5% of revenue in 1999 from 6.2% in 1998 as a result of a decrease in advertising costs for new drivers and a reduction in independent agents' sales commissions.

   Interest Expense. Interest expense decreased to 4.3% of revenue in 1999 from 4.7% in 1998 as a result of lower interest rates, the addition of owner operators and the increase in logistics revenue.

   Net Income. The Company reported net income of $218,000, or $0.12 per share (basic and diluted), for the second quarter of 1999 compared to net income of $293,000, or $0.16 per share (basic and diluted), in 1998. The effective income tax rate was 38.0% in 1999 compared to 38.1% in 1998.

Six Months Comparison 1999 v. 1998

   Operating Revenue.  Operating revenue for the six months ended June
30, 1999 increased by 13.8% to compared to 1998. Freight revenue increased by 7.6% and logistics revenue increased by 120.3%.
   Freight revenue improved due to an increase in the rate per mile, tractor utilization and average number of units in service. The rate per mile increased to $1.059 during the period from $1.047 in 1998. The higher rate is primarily a result of a rate increase implemented in May 1998. The average number of tractors in service was 591 for the first six months of 1999 compared to 566 in 1998. The average number of tractors in service in
1999 includes 67 owner operator drivers compared to 41 in 1998.   Average
miles per truck per week increased to 2,185 from 2,144. The Company's empty mile percent decreased to 8.7% from 9.1% in 1998.
   Logistics revenue increased primarily due to the addition of the rail logistics division in Salt Lake City, Utah.

   Operating Expenses. The operating ratio increased to 94.1% for the first six months of 1999 compared to 93.2% in 1998.
   Salaries, wages and benefits decreased to 37.9% of revenue in 1999 from 38.1% in 1998 primarily because of the increase in logistics revenue and owner operators in 1999.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's logistics division, and the cost of owner operator drivers, increased to 16.5% of revenue in 1999 from 9.4% in 1998. The increase is a result of the addition of owner operators to the fleet and the increase in logistics revenue.
   Fuel was 6.5% of revenue in 1999 compared to 8.9% in 1998. This is a result of lower diesel fuel prices nationwide for the first six months of 1999, higher revenue rates per mile and the addition of owner operator drivers.
   Insurance and claims represented 2.7% and 3.2% of operating  revenue for
the first six months of 1999 and 1998, respectively.   The Company's
insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
   Depreciation as a percent of revenue decreased to 8.8% in 1999 from 11.1% in 1998 as a result of the addition of owner operator drivers, the increase in logistics revenue and the longer holding period for tractors.
   Supplies and other expenses decreased to 5.8% of revenue in 1999 from 6.4% in 1998 as a result of a decrease in advertising costs for new drivers and a decrease in commissions paid to independent sales agents.

   Interest Expense. Interest expense decreased to 4.4% of revenue in 1999 from 4.9% in 1998 as a result of lower interest rates, the addition of owner operators and the increase in logistics revenue.

   Net Income. The Company reported net income of $362,000, or $0.20 per share, for the first six months of 1999 compared to a net income of $419,000, or $0.23 per share, in 1998. The effective income tax rate was 38.0% in 1999 compared to 38.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $14,883,000 for the six months ended June 30, 1999. The Company received $4,695,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 108 replacement tractors and 27 expansion tractors at a cost of $10.8 million.
The Company has finance commitments for all of the expansion tractors and replacement tractors at rates that will be fixed at time of origination.
The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment.
While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at June 30, 1999 was $7.2 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
     The Company has a revolving line of credit with its primary lending bank which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, and is secured by accounts receivable of the Company. Effective June 30, 1999, the Company's line of credit was increased from $8.0 million to $10.0 million and the maturity date was changed from June 9, 2000 to August 1, 2001. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors.
The Company was in compliance with all required covenants at June 30, 1999. The Company had borrowings of $5.3 million under this line at June 30, 1999.
A total of $1.3 million of the available credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $297,000 of the available line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 3 to the financial statements.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the Company's equity position, the potential for refinancing assets owned by the Company and the Company's ability to obtain secured equipment financing.

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

   The Company believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 issue will not pose significant operational problems for the Company. The Company expensed less than $10,000 in costs relating to the Year 2000 issue in the six months ended June 30, 1999. As of June 30, 1999, the Company completed an organization-wide test on its proprietary software, involving employees from all areas of the Company, during which the systems were tested with year 2000 dates. There were no significant issues discovered during the test and minor issues identified are being addressed by the Company's management information services (MIS) department and they expect to resolve those issues prior to October 31, 1999.

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

   The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at June 30, 1999 and represented no significant market exposure.

   There was no material change in the Company's exposure to market risk in the six months ended June 30, 1999 as compared to December 31, 1998. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1998.




PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings.......................................*
ITEM 2 - Changes in Securities and Use of Proceeds...............*
ITEM 3 - Defaults Upon Senior Securities.........................*
ITEM 4 - Submission of Matters to a Vote of Security Holders.....*
ITEM 5 - Other Information
   The Company's common stock discontinued trading on the NASDAQ national market at the close of business on August 12, 1999. Trading in the Company's common stock began on the American Stock Exchange (AMEX) at 10:00 a.m. Eastern Standard Time on Friday, August 13, 1999.
   In May 1999, the Company repurchased 50,000 shares of its common stock from an unaffiliated third party in a privately negotiated transaction. The purchase was made pursuant to specific board authorization and was not part of a regular stock repurchase program. The purchase price was $3.375 per share and was funded through the Company's operating cash flow. The repurchased shares will be held as treasury stock pending re-issuance or cancellation.
ITEM 6 - Exhibits and Reports on Form 8-K.........................*

   *No information submitted under this caption.

The Company did not file any exhibits or reports on Form 8-K during the six months ended June 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OTR EXPRESS, INC.
                                                     (Registrant)


Date: August 16, 1999                          /s/ Gary J. Klusman
                                               By: Gary J. Klusman
                                               President and Principal
                                               Executive Officer


Date: August 16, 1999                          /s/ Steven W. Ruben
                                               By: Steven W. Ruben
                                               Principal Financial Officer and
                                               Principal Accounting Officer