Form 10-Q
period 1999-09-30
OTR EXPRESS INC/KS
filed 1999-11-15
CIK 881895

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


  [X]   Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
           Exchange Act of 1934 For The Quarter Ended September 30, 1999

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

                      Yes      X           No


                               1,782,671
     (Number of shares of common stock outstanding as of October 31, 1999)

                    PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS

(Unaudited)                                September 30       December 31
                                              1999               1998
ASSETS
CURRENT ASSETS
   Cash                                    $   362,028        $   521,484
   Accounts receivable, freight              9,946,333          8,192,252
   Accounts receivable, other                  198,329            217,080
   Inventory                                   521,891            534,623
   Prepaid expenses and other                  815,892            545,734
   TOTAL CURRENT ASSETS                     11,844,473         10,011,173

PROPERTY AND EQUIPMENT                      56,012,983         49,209,269

   TOTAL ASSETS                            $67,857,456        $59,220,442

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade                 $ 2,203,368        $ 2,060,251
   Accrued payroll and taxes                 1,455,676          1,007,735
   Other accrued expenses                    1,421,736          1,365,739
   Current portion of long-term debt        13,857,060         13,837,296
   TOTAL CURRENT LIABILITIES                18,937,840         18,271,021


LONG-TERM DEBT                              36,783,765         28,658,211
DEFERRED INCOME TAXES                        2,399,900          2,400,000

STOCKHOLDERS' EQUITY                         9,735,951          9,891,210

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $67,857,456        $59,220,442


OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                            Third Quarter Ended         Nine Months Ended
September 30
(Unaudited)                   1999        1998            1999      1998
OPERATING REVENUE
   Freight revenue         $17,662,448  $17,557,144  $52,766,058   $50,170,412
   Logistics revenue         2,839,378    1,000,291    6,988,153     2,883,630
   Total operating revenue  20,501,826   18,557,435   59,754,211    53,054,042

OPERATING EXPENSES
   Salaries, wages and
    benefits                 7,288,672    7,281,667   22,145,884    20,439,710
   Purchased transportation  4,421,258    2,046,838   10,884,123     5,287,331
   Fuel                      1,753,410    1,359,233    4,310,199     4,428,208
   Maintenance               1,281,177    1,252,013    3,723,757     3,490,530
   Depreciation              2,027,498    1,913,997    5,494,547     5,744,316
   Insurance and claims        396,001      330,739    1,468,704     1,430,479
   Taxes and licenses        1,775,397    1,770,504    5,580,294     5,057,739
   Supplies and other        1,163,602    1,331,410    3,445,917     3,555,164
   Total operating expenses 20,107,015   17,286,401   57,053,425    49,433,477

Operating income               394,811    1,271,034    2,700,786     3,620,565
Interest expense               922,557      842,752    2,644,127     2,516,001

Income (loss) before
 income taxes                 (527,746)     428,282       56,659     1,104,564
Income tax expense
 (benefit)                    (200,000)     154,000       22,000       411,561

Net income (loss)          $  (327,746)  $  274,282  $    34,659   $   693,003

Weighted average number
   of shares
   Basic                     1,781,671    1,835,955    1,809,813     1,836,475
   Diluted                   1,781,991    1,841,132    1,810,266     1,845,803


Earnings (loss) per share
   Basic                   $     (0.18)  $     0.15  $      0.02   $      0.38
   Diluted                       (0.18)        0.15         0.02          0.38


OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS

                                                       Nine  Months Ended
                                                          September 30
(Unaudited)                                            1999           1998
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES       $   4,183,406   $   7,313,699

INVESTING ACTIVITIES
Acquisition of property and equipment             (21,009,148)    (10,338,723)
Proceeds from disposition of property and
 equipment                                          8,710,886       2,069,723
   NET CASH USED IN INVESTING ACTIVITIES          (12,298,262)     (8,269,000)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           21,969,823      14,278,340
Repayments of long-term debt                      (14,579,798)    (13,180,734)
Net increase (decrease) in bank note payable          755,293        (304,812)
Other                                                (189,918)        (57,473)
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                             7,955,400         735,321

   NET DECREASE  IN CASH                             (159,456)       (219,980)
   CASH, BEGINNING OF PERIOD                          521,484         318,760

   CASH, END OF PERIOD                           $     362,028   $     98,780


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for interest                        $   2,644,127   $   2,516,001
   Cash paid for income taxes                           22,100          22,364

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
   Guarantee of executive officers stock
   purchase plan loans                          $            -   $     289,205


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

NOTE 2 - LONG-TERM DEBT
During the nine months ended September 30, 1999, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $20,650,000. This debt bears interest at effective rates between 6.13% and 7.92%. The Company refinanced encumbered revenue equipment and computer equipment through the issuance of long-term debt totaling $1,320,000. The debt bears interest at effective rates between 7.65% and 8.60%.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
The Company agreed to guarantee payment of four key executive stock loans for such executives' private purchase of approximately 69,000 shares of the Company's common stock in 1998. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans. In April 1999, one of the executives resigned from the Company and the Company repaid the principal balance of his loan.

The amount of the Company's guarantee as of September 30, 1999 was approximately $297,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

At September 30, 1999, the Company had purchase and finance commitments outstanding for additional revenue equipment of approximately $4.2 million. The Company anticipates receiving proceeds from the sale or trade-in of 50 tractors in association with these commitments.

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

RESULTS OF OPERATIONS

                           Third Quarter Ended       Nine Months Ended
                              September 30            September 30
(Unaudited)                 1999        1998         1999      1998

Operating Revenue       $20,501,826   $18,557,435   $59,754,211   $53,054,042
Operating Expenses       20,107,015    17,286,401    57,053,425    49,433,477
Interest Expense            922,557       842,752     2,644,127     2,516,001
Net Income (loss)          (327,746)      274,282        34,659       693,003

3rd Quarter 1999 v. 1998
   Operating Revenue. Operating revenue improved by 10.5% in the third quarter ended September 30, 1999 compared to 1998. Freight revenue increased by 1.0% and logistics revenue increased by 183.9%.
   Freight revenue improved due to increases in rate per mile and average number of units in service. The rate per mile increased to $1.075 in the
third quarter of 1999 compared to $1.069 in 1998.   A  fuel surcharge was
implemented in August 1999.   The average number of tractors in service
increased by 2.7% to 599 in the third quarter of 1999 compared to 583 in 1998. Tractors in service includes 64 owner operators in 1999 and 40 owner operators in 1998.
   Logistics revenue increased due to the addition of the rail logistics division in Salt Lake City, Utah in October 1998.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 98.1% in the third quarter of 1999 compared to 93.2% in 1998.
   Salaries, wages and benefits decreased to 35.6% of revenue in 1999 from 39.2% in 1998 primarily because of the increase in revenue from the logistics division and the increase in owner operators. Also, the addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 21.6% of revenue in 1999 from 11.0% in 1998. The increase is a result of the 183.9% increase in logistics revenue and the increase in the number of owner operators.
   Fuel was 8.6% of revenue in 1999 compared to 7.3% in 1998. This is a result of substantially higher diesel fuel prices nationwide in the third quarter of 1999 compared to 1998.
   Insurance and claims represented 1.9% and 1.8% of revenue in the third quarter of 1999 and 1998, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue decreased to 9.9% in 1999 from 10.3% in 1998 as a result of the increase in owner operators, the increase in logistics revenue and the longer holding period for trucks.
   Supplies and other expenses decreased to 5.7% of revenue in 1999 from 7.2% in 1998 as a result of a decrease in advertising costs for new drivers, a reduction in independent agents' sales commissions, the increase in logistics revenue, and the costs of a planned stock offering in 1998 that was discontinued due to unfavorable market conditions.

   Interest Expense. Interest expense was 4.5% of revenue in 1999 and 1998 as a result of lower interest rates.

   Net Income. The Company reported a net loss of $328,000, or $0.18 per share (basic and diluted), for the third quarter of 1999 compared to net income of $274,000, or $0.15 per share (basic and diluted), in 1998. The effective income tax rate was 37.9% in 1999 compared to 36.0% in 1998.

Nine Months Comparison 1999 v. 1998

   Operating Revenue. Operating revenue for the nine months ended September 30, 1999 increased by 12.6% to compared to 1998. Freight revenue increased by 5.2% and logistics revenue increased by 142.3%.
   Freight revenue improved due to an increase in the rate per mile and average number of units in service. The rate per mile increased to $1.064
during the period from $1.055 in 1998.   The average number of tractors in
service was 596 for the first nine months of 1999 compared to 571 in 1998. The average number of tractors in service in 1999 includes 64 owner
operator drivers compared to 40 in 1998.   Average miles per truck per week
was 2,149 in 1999 and 1998. The Company's empty mile percent decreased to 8.8% from 9.2% in 1998.
   Logistics revenue increased primarily due to the addition of the rail logistics division in Salt Lake City, Utah in October 1998.

   Operating Expenses. The operating ratio increased to 95.5% for the first nine months of 1999 compared to 93.2% in 1998.
   Salaries, wages and benefits decreased to 37.1% of revenue in 1999 from 38.5% in 1998 primarily as a result of the increase in logistics revenue and owner operators in 1999.
   Purchased transportation, which represents payments to other trucklines for hauling loads contracted through the Company's logistics division, and the cost of owner operator drivers, increased to 18.2% of revenue in 1999 from 10.0% in 1998. The increase is a result of the addition of owner operators to the fleet and the increase in logistics revenue.
   Fuel was 7.2% of revenue in 1999 compared to 8.3% in 1998. This is a result of lower diesel fuel prices nationwide for the first six months of 1999, higher revenue rates per mile and the addition of owner operator drivers.
   Insurance and claims represented 2.5% and 2.7% of operating  revenue for
the first nine months of 1999 and 1998, respectively.   The Company's
insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims.

These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.
   Depreciation as a percent of revenue decreased to 9.2% in 1999 from 10.8% in 1998 as a result of the addition of owner operator drivers, the increase in logistics revenue and the longer holding period for tractors.
   Supplies and other expenses decreased to 5.8% of revenue in 1999 from 6.7% in 1998 as a result of a decrease in advertising costs for new drivers and a decrease in commissions paid to independent sales agents, the costs of a planned stock offering in 1998 that was canceled due to unfavorable market conditions, the increase in logistics revenue and the increase in owner operators.

   Interest Expense. Interest expense decreased to 4.4% of revenue in 1999 from 4.7% in 1998 as a result of lower interest rates, the addition of owner operators and the increase in logistics revenue.

   Net Income. The Company reported net income of $35,000, or $0.02 per share, for the first nine months of 1999 compared to a net income of $693,000, or $0.38 per share, in 1998. The effective income tax rate was 38.8% in 1999 compared to 37.3% in 1998.

LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled $20,650,000 for the nine months ended September 30, 1999. The Company received $8,711,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 52 replacement tractors at a cost of $4.2 million. The Company has finance commitments for all of the expansion tractors and replacement tractors at rates that will be fixed at time of origination. The Company's other capital expenditures will be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it was management's belief that these factors were mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at September 30, 1999 was $7.1 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
     The Company has a revolving line of credit with its primary lending bank which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, and is secured by accounts receivable of the Company. Effective June 30, 1999, the Company's line of credit was increased from $8.0 million to $10.0 million and the maturity date was changed from June 9, 2000 to August 1, 2001. The agreement allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants at September 30, 1999. The Company had borrowings of $4.3 million under this line at September 30, 1999. A total of $846,000 of the available credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $297,000 of the available line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 3 to the financial statements.
   In management's opinion, the Company has adequate liquidity for the foreseeable future based upon funds expected to be generated from operations, the Company's equity position, the potential for refinancing assets owned by the Company and the Company's ability to obtain secured equipment financing.

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

   The Company believes that with modifications to existing software, the cost of which was not expected to be material, the Year 2000 issue will not pose significant operational problems for the Company. The Company expensed less than $10,000 in costs relating to the Year 2000 issue in the nine months ended September 30, 1999. The Company completed an organization-wide test on its proprietary software, involving employees from all areas of the Company, during which the systems were tested with year 2000 dates. There were no significant issues discovered during the test and minor issues identified have been addressed by the Company's management information systems (MIS) department.

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

   The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at September 30, 1999 and represented no significant market exposure.

   There was no material change in the Company's exposure to market risk in the nine months ended September 30, 1999 as compared to December 31, 1998. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1998.

                        PART II OTHER INFORMATION

ITEM 1 - Legal
Proceedings.........................................................*
ITEM 2 - Changes in Securities and Use of Proceeds..................*
ITEM 3 - Defaults Upon Senior Securities............................*
ITEM 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the registrant was held on May 6, 1999. In addition to the election of three Class B directors to serve three-year terms, the stockholders ratified the appointment of Arthur Andersen LLP as independent auditors for the Company.

Stockholders representing at least 1,417,773 shares or 77% were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and appointment of Arthur Andersen LLP as independent auditors for 1999 is as follows:

                                                                Votes
                                      Votes        Votes      Against or
                                      Cast          For        Withheld




Terry G. Christenberry              1,417,773    1,411,793      5,980
Dean W. Graves                      1,417,773    1,411,793      5,980
Gary J. Klusman                     1,417,773    1,411,773      6,000
Appointment of Arthur Andersen LLP
 as independent auditors            1,417,773    1,416,743      1,030

ITEM 5 - Other Information

The Company announced October 19,1999 that William P. Ward, Chairman of the Board and founder of the company, will assume the additional positions of
President and Chief Executive Officer, effective immediately.   Mr. Ward
held the position of  CEO from 1985 to 1998.   Mr. Ward replaces Gary J.
Klusman, who had been President and CEO since February 1998. Mr. Klusman has left the company and resigned from the board of directors.

ITEM 6 - Exhibits and Reports on Form 8-K...................*

   *No information submitted under this caption.

The Company did not file any exhibits or reports on Form 8-K during the nine months ended September 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OTR EXPRESS, INC.
                                                (Registrant)


Date:November 15, 1999                        /s/   William P. Ward
                                               By: William P. Ward
                                               Chairman of the Board,
                                               President and Principal
                                               Executive Officer


Date:November 15, 1999                         /s/  Steven W. Ruben
                                                By:  Steven W. Ruben
                                                Principal Financial Officer
                                                and Principal Accounting
                                                Officer