Form 10-K
period 1999-12-31
OTR EXPRESS INC/KS
filed 2000-03-28
CIK 881895

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-K

                Annual Report Pursuant To Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

 For the year ended December 31, 1999        Commission file number 1-19773

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

   (1) Yes    X         No                   (2) Yes    X        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,564,044 as of February 29, 2000.

                                 1,782,022
     (Number of shares of common stock outstanding as of February 29, 2000)

   Part II incorporates certain information by reference from the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 1999. Part III incorporates certain information by reference from the Registrant's definitive Proxy Statement dated March 30, 2000

                              OTR EXPRESS, INC.

                       1999 Annual Report on Form 10-K

                              Table of Contents


                                                                 Page
                                     Part I

Item 1. Business                                                   3
Item 2. Properties                                                 9
Item 3. Legal Proceedings                                          9
Item 4. Submission of Matters to a Vote of Security Holders        9


                                     Part II

Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                       10
Item 6. Selected Financial Data                                    10
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10
Item 8. Financial Statements and Supplementary Data                10
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                       10


                                     Part III

Item 10. Directors and Executive Officers of the Registrant        10
Item 11. Executive Compensation                                    11
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                               11
Item 13. Certain Relationships and Related Transactions            11


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                 11

                                     PART I


Item 1.    Business

Overview

   The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation; changes in competition and the effects of such changes; increased competition; changes in fuel prices; changes in used tractor and trailer values; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; changes in driver compensation rates; changes in management strategies; environmental or tax matters; increases in interest rates and availability of affordable financing; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

The Company

   OTR Express, Inc., a Kansas corporation organized in 1985 (the "Company" or "OTR") operates primarily as a dry van, truckload carrier and logistics company. The Company transports a diversified mix of general commodities for a large base of customers (currently over 1,000) throughout the continental United States. OTR is headquartered in Olathe, Kansas, a suburb of Kansas City, Missouri. The Company also provides non-asset based third party logistics services to its customers, including rail, truckload, and less-than-truckload services.

Operating Strategy

   OTR's business philosophy is to provide high quality transportation services at a low cost. The Company has historically achieved this by (1) focusing on technology; (2) operating premium, late model equipment; (3) hiring experienced drivers; and (4) maintaining an efficient cost structure. From its founding in 1985 until 1995, the Company's operating strategy differed from that of most truckload carriers in that OTR serviced a large base of customers with no long-term contracts or commitments. This strategy allowed the Company to obtain the most profitable loads available on a spot basis. To identify the most profitable loads, the Company utilized its internally developed, proprietary Freight Optimization System - a next-move probability based freight system. The Freight Optimization System enables the Company to analyze historical data to prioritize customers most likely to have freight that will produce the most profitable combination of rates and destinations. The Freight Optimization System was designed to maximize freight opportunities, maximize revenue per mile and minimize empty miles, but had become dependent to some extent on freight brokers offering opportunities in the spot market. In mid-1995, using the system, the Company received as much as 55% of its freight opportunities from freight brokers who typically pay 10% to 15% less per mile than direct shippers.

   In 1996, due to changing market conditions, the Company determined that it was necessary to change its operating strategy to market to larger national accounts and away from the lower priced spot freight market and its reliance on freight brokers. The objective of OTR's new operating strategy was to improve revenue per mile, equipment utilization, stability of the customer base and reduce reliance on freight brokers. These larger shippers are capable of offering increased load counts at higher revenue rates.
The larger shippers require additional
services, including guaranteed equipment availability, drop trailers and fifty-three foot trailers. Additionally, in 1996, the Company began offering Qualcomm satellite communications on every truck and electronic data interchange (EDI) for load status information to serve the Company's larger national accounts. The Company is working to integrate these larger shippers into the Company's existing operating strategy effectively, providing a higher mix of more profitable shipper freight. In this new operating strategy, the Company will be able to utilize its Freight Optimization System which will work in conjunction with the Company's national accounts program to identify opportunities on non-national account freight and backhaul opportunities on national account freight.

   OTR has regional short-haul operations in Kansas City, Chicago, and Dallas/Houston to meet customer demand. Based on management's analysis of the market size, cost of entry and potential long-term profitability, the Company expects to make further investments in the short-haul division.

   This flexible operating strategy has contributed to the Company's growth during the five year period ending December 31, 1999, with revenue increasing to $80.5 million in 1999 from $42.8 million in 1994 (a compound annual growth rate of 13.5%), and a corresponding increase in its fleet to 588 tractors (505 company-owned tractors and 83 owner operators) from 394 during such period.

Customers and Marketing

   OTR has a large customer base that is diversified in terms of geographic location and types of commodities shipped. The Company markets its services based on dependable, time definite delivery and service.

   The Company obtains freight in three different manners: directly from shippers ("OTR Shippers"), through Company agents ("Agent Shippers") and from freight brokers. OTR Shippers are marketed directly by OTR sales representatives. Agent Shippers are marketed by the Company's outside sales agents. The Company's customer database includes approximately 500 OTR Shippers, 300 Agent Shippers and 400 freight brokers. In 1999, OTR Shippers accounted for 68% of OTR's revenue miles, Agent Shippers accounted for 13% and freight brokers accounted for 19%.

   The freight obtained from OTR Shippers and Agent Shippers is generally more profitable than freight obtained from brokers, having freight rates which average 10% to 15% more than brokered freight. To maximize this more profitable revenue base by generating new OTR Shippers, OTR increased the number of its sales representatives and customer service representatives to twenty-one at February 29, 2000 from three at December 31, 1994. From the Company's inception through 1995, sales representatives operated primarily through direct telemarketing efforts.

   During 1998, the Company divided its operations and sales departments into seven regional teams to better serve customers in those regions. In order to capitalize on this structure, the Company has regional sales managers in the Kansas City, Dallas, Baltimore, Cleveland, Chicago and Atlanta metropolitan areas. The focus of these regional sales managers is to enhance freight opportunities with current customers and to add new national account customers.

   The Company's brokered freight is obtained through a network of freight brokers who contract for freight directly from shippers and re-contract with the Company to transport the freight. A freight broker helps carriers obtain loads in areas where the carrier does not typically have a large number of customers, thereby minimizing the empty miles of the carrier. Freight brokers typically earn a margin based on a percentage of the carrier's freight fee. The Company has developed a network of approximately 400 freight brokers. The Company expects to reduce the percentage of revenue miles from freight brokers in the future.

   For the year ended December 31, 1999, the Company's 20, 10 and five largest customers accounted for 28.3%, 19.6% and 13.3%, respectively, of the Company's operating revenue. The largest customer accounted for 3.9% of the Company's operating revenue for that period.

Logistics Division

   To better serve its customers, OTR has developed a logistics division which brokers loads to other carriers. The Company contracts with other trucking companies to haul freight on their equipment for OTR's customers. The Company is able to increase its profitability while satisfying its customers' shipping needs without utilizing Company owned equipment.

   In 1998, OTR formed a rail logistics department within its OTR Logistics division. The intermodal logistics department contracts with rail carriers to move freight on rail equipment for customers and is currently based in Salt Lake City, Utah. The department currently employs eight professionals. OTR expects to utilize its information technology to improve the operating efficiency and capacity for the intermodal logistics department. OTR's internal computer programmers have developed a proprietary load order system specifically for intermodal logistics services which is integrated with the Company's current system and will substantially reduce the amount of time it takes to coordinate the movement of a load. The intermodal logistics division operates as a non-asset based transportation service provider and the Company expects that it will not require the purchase of transportation equipment.

   Logistics division revenue increased to $9.7 million in 1999 from $4.5 million in 1998. OTR expects to expand the rail logistics department in the future.

Drivers, Other Employees and Owner-Operator Drivers

   Recruiting and retaining professional, experienced drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug and alcohol testing. OTR's drivers have an average age of 46.0 years and average 12.5 years of driving experience. Within the Company, drivers are considered "managers" and are given a high level of responsibility to manage the profitability of their equipment.

   The Company's Driver Incentive Management System allows experienced drivers to earn higher compensation than prevailing industry wages. The Company provides incentive programs for its drivers based on number of miles driven, fuel efficiency, safety record and profitability. OTR considers each tractor and its driver to be a separate profit center, with profit center reports, including the actual revenue and expense of the equipment and fixed expense components for administration, taxes and depreciation, generated monthly. Under the Company's "profit center" program, on a quarterly basis, a distribution approved by management is distributed to the drivers based on the profitability of their respective profit centers. The program is designed to give OTR's drivers the incentive to improve their individual productivity, minimize costs and thereby increase overall Company profitability.

   Driver recruitment and retention is essential to the maintenance of high equipment utilization, particularly during periods of rapid fleet growth. OTR's drivers are given recruiting bonuses for the referral of new drivers to the Company. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips the tractors with optimal comfort and safety features, such as on-board satellite communications, high quality interiors, power steering, automatic braking systems, engine brakes and oversized sleepers. As a result of management's attention to driver retention, the Company's driver turnover rate was 75% in 1999, which management believes to be below the industry average.

   At December 31, 1999, the Company's ratio of tractors to non-driving employees was 4.78 to one, which management believes is well above industry standards. At February 29, 2000, the Company had 624 employees, of whom 503 were drivers and 121 were management and administrative personnel. At February 29, 2000, the Company also had contracts with independent contractors (owner-operators) for the services of 97 tractors that provide both a tractor and a qualified driver. The Company's employees are not represented by a collective bargaining unit. Employees may participate in OTR's 401(k) program and in Company-sponsored health, life and dental plans. The Company does not have any employees who are receiving post retirement benefits and does not anticipate offering any post retirement benefits in the future. Management considers relations with its employees to be very good.

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


Revenue Equipment

   The Company believes that a key to the successful retention of drivers is the use of standardized, fuel efficient, late-model tractors and trailers. The Company purchases all new tractors, primarily with driver comfort, fuel efficiency, safety and overall economy in mind. To recruit and retain high-quality drivers, all the tractors owned by the Company have deluxe interiors and oversized sleepers. The average age of OTR's tractors and trailers at December 31, 1999 was 1.4 years and 2.9 years, respectively. The Company plans its trade cycle based on engine warranties and routinely replaces its tractors after forty to forty-five months of use (approximately 450,000 miles).

   At December 31, 1999 the Company owned 271 Navistar tractors and 234 Peterbilt tractors. The tractors include engines which are fully electronic and manufactured by Detroit Diesel and Caterpillar. Trailers in the fleet at year-end were manufactured by Pines, Utility, Stoughton and Trailmobile. All of the Company's trailers have a 110 inch inside and are 102 inches wide, the maximum width generally allowed by law. The trailer fleet at December 31, 1999 included 797 fifty-three foot trailers and 265 forty-eight foot trailers. The Company owns only dry van trailers.

   The following table shows the age of Company-owned equipment in service at December 31, 1999.

                      Acquisition Year      Tractors      Trailers

                          1999                261            20
                          1998                 84           280
                          1997                150           292
                          1996                 10           205
                          1995                  -           130
                          1994                  -           120
                          1993                  -            15

                         Total                505         1,062

   The Company's preventive maintenance program focuses on early diagnosis of problems and contracting maintenance out to third-party providers. In addition to annual Department of Transportation ("DOT") inspections, tractors are inspected when they pass through the Company's diagnostic facilities at its headquarters. Almost all tractors are still under warranty and are generally traded in before their engine warranties expire. The exclusive use of third-party maintenance providers, coupled with the effective utilization of manufacturers' warranties and the Company's trade-in policy, allows the Company to minimize its maintenance costs. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to company-owned tractors, to monitor continued compliance.

Fuel Availability and Cost

   The Company actively manages its fuel costs through a five component fuel management system which incorporates: wholesale purchasing for the Company's unmanned fuel facilities, mileage pay rates based upon fuel economy, the "profit center" incentive driver compensation program, fuel hedging, and equipment specifications. See "-Drivers and Other Employees."

   The Company owns five automated fuel facilities, one located at the Company's headquarters in Kansas and one each located on major traffic lanes in Arizona, Ohio, Texas and Wyoming. Each of the four remote unmanned fuel facilities consists of an above-ground fuel tank, pump and a computer modem linking it directly to the Company's computers. In 1999, the Company purchased 16.0% of its fuel in bulk for distribution through its automated fuel facilities. These facilities allow the Company to purchase fuel at wholesale prices.

   As a way to protect the Company against major fuel price increases, since October 1994 the Company has engaged in a fuel hedging strategy. Pursuant to this program, the Company buys four-or-six month call options within ten cents of current market prices, to buy futures contracts for #2 heating oil, in amounts equal to approximately 20% of the Company's anticipated fuel purchases for such period.

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

Seasonality

   Seasonality causes variations in the operations of the Company as well as industry-wide operations. Demand for the Company's service is generally the highest during the summer and fall months.
Historically, expenses are greater during the winter months when fuel costs are generally higher and fuel efficiency is lower.

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

Safety

   The Company maintains a program for training and supervising personnel to keep safety awareness at its highest level. The emphasis on safety begins in the hiring and training process. A minimum of 2.0 years of over-the-road driving experience is required for new company drivers. OTR also verifies the driving records of all new drivers before they begin employment. Prospective employees are given physical examinations and drug tests, and newly hired drivers are trained in the Company's safety procedures. In general, any driver who violates the Company's safety standards will receive a warning letter, and any driver who has more than two such violations within certain periods of time is subject to termination. The Company continuously monitors driver performance and has final authority regarding employment and retention of drivers. OTR currently has a "satisfactory" safety and fitness rating from the DOT. See "-Governmental Regulation."

Item  2.  Properties.

   The Company owns real estate in Olathe, Kansas, where the Company is headquartered. The property includes a 22,000 square foot office facility and a 9,400 square foot diagnostic and inspection facility. The property also includes approximately 258,000 square feet of parking space and the Kansas fuel facility. Additionally, the Company owns tracts, each approximately one acre in size, in Arizona, Ohio, Texas and Wyoming, on which its remote fuel facilities are located. See "Item 1 Fuel-Availability and Cost."


Item  3.  Legal Proceedings.

   The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes that all litigation in which the Company is currently involved is covered by the Company's liability insurance (personal injury, physical damage and cargo) or workers' compensation insurance. The Company believes the ultimate outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

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
           Stockholder Matters.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Price Range of Stock."


Item 6.  Selected Financial Data.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Financial Highlights."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data.

                   Index to Financial Statements

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 under the caption "Financial Statements" and "Quarterly Financial Data."

                                                       Annual Report Page

   Report of Independent Public Accountants                      11
   Balance Sheets                                                12
   Statements of Operations                                      13
   Statements of Stockholders' Equity                            14
   Statements of Cash Flows                                      15
   Notes to Financial Statements                                 16
   Supplemental Financial Information                            24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated March 30, 2000 under the headings "Proposal One: Election of Class B Directors-Nominees," "The Board of Directors-Continuing Directors," "Executive Officers-Information About Other Executive Officers" and "Miscellaneous-Section 16 Reporting" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated March 30, 2000 under the heading "Stock Ownership of Certain Beneficial Owners and Management" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated March 30, 2000 under the heading "Certain Relationships and Other Transactions" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

(a)   List of documents filed as part of this Report on Form 10-K.

   (1)  Financial Statements
         All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

   (2)  Financial Statement Schedules

                                                               Page of
   Schedule Number   Description                              1999 10-K

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


(b)   Reports on Form 8-K

   No reports on Form 8-K were filed for the year ended December 31, 1999.

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

3(a)(2)  Amendment to Articles of Incorporation,  Exhibit 3(a)(2) to Annual
         filed July 13, 1998                      Report for the year ended
                                                  Dec 31, 1998 on Form 10-K
                                                  (SEC File No. 1-19773)

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

4(a)     Specimen Common Stock Certificate        Exhibit 4(a) to Amendment No.
                                                  1 to Registration Statement
                                                  on Form S-18(SEC File No.
                                                  33-44422FW)

10(a)    1991 Incentive Stock Option Plan of      Exhibit 10(a) to Registration
         OTR Express, Inc.                        Statement on Form S-18 (SEC
                                                  File No. 33-44422FW)

10(b)    Mortgage note dated January 10, 1995     Exhibit 10(xx) to Annual
         between Registrant and                   Report for the year ended
         Toni J. Waggoner and Robert E.           Dec 31, 1994 on Form
         Waggoner , as Trustees                   10-K (SEC File No. 1-19773)

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

10(e)    Loan and Security Agreement dated        Exhibit 10(ddd) to Quarterly
         June 11, 1997 between                    Report for the period ended
         Registrant and HSBC                      June 30, 1997 on Form
                                                  10-Q (SEC File No. 1-19773)

10(f)    Guaranty Agreement dated February 27,    Exhibit 10(q) to Quarterly
         1998 between Registrant and              Report for the period ended
         HSBC Business Loans, Inc.- Steven W.     March 31, 1998 on Form
         Ruben                                    10-Q (SEC File No. 1-19773)

10(g)    Stock Purchase Assistance Agreement      Exhibit 10(s)to Quarterly
         dated February 27, 1998 between the      Report for the period ended
         Registrant and Steven W. Ruben           March 31, 1998 on Form 10-Q
                                                  (SEC File No. 1-19773)

10(h)    Guaranty Agreement dated June 8, 1998    Exhibit 10(t) to Quarterly
         between Registrant and                   Report for the period ended
         HSBC Business Loans, Inc.- Jeffrey T.    June 30, 1998 on Form 10-Q
         Brown                                    (SEC File No. 1-19773)

10(i)    Stock Purchase Assistance Agreement      Exhibit 10(v) to Quarterly
         dated June 8, 1998 between the           Report for the period ended
         Registrant and Jeffrey T. Brown          June 30, 1998 on Form 10-Q
                                                  (SEC File No. 1-19773)

10(j)    Contract to Purchase Tractors in 1999    Exhibit 10(v) to Quarterly
         between Registrant and Kansas            Report for the period ended
         City Peterbilt                           March 31,1999 on Form 10-Q
                                                  (SEC File No. 1-19773)

10(k)    Contract to Purchase Tractors in 1999    Exhibit 13(b) to Annual
         between Registrant and KCR               Report for the year ended
         International Trucks, Inc.               December 31, 1998 on Form
                                                  10-K/A (SEC File No.
                                                  1-19773)

10(l)   Form of Carrier/Shipper Transportation    Page 17 of sequentially
        Contract*                                 numbered pages

10(m) Amended Loan and Security Agreement dated Page 21 of sequentially February 24, 2000 between Registrant and numbered pages
        HSBC*

11      Statement re: Computation of Earnings     Page 26 of sequentially
        per Share*                                numbered pages

13(a)   Annual Report to Stockholders for the     Exhibit 13(b) to Annual
        year ended December 31, 1998              Report for the year ended
                                                  December 31, 1998 on
                                                  Form 10-K (SEC File No.
                                                  1-19773)

13(b)   Annual Report to Stockholders for the     Page 27 of sequentially
        year ended December 31, 1999*             numbered pages

23      Consent of Arthur Andersen LLP*           Page 55 of sequentially
                                                  numbered pages

* Filed herewith.

SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  OTR EXPRESS, INC.

Date:  March 27, 2000                  /s/   WILLIAM P. WARD
                                       Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
       Signature                   Title                          Date

/s/ WILLIAM P. WARD            President, Principal Executive   March 27, 2000
    William P. Ward            Officer and Chairman of the
                               Board


/s/ JANICE K. WARD             Vice President and Director      March 27,2000
    Janice K. Ward


/s/ STEVEN W. RUBEN            Vice President Finance           March 27, 2000
    Steven W. Ruben            Principal Financial Officer and
                               Principal Accounting Officer

/s/ CHRISTINE D. SCHOWENGERDT  Treasurer and Secretary          March 27, 2000
    Christine D. Schowengerdt


/s/ JAMES P. ANTHONY            Director                        March 27, 2000
    James P. Anthony


/s/ DEAN W. GRAVES              Director                        March 27, 2000
    Dean W. Graves


/s/ RALPH E. MACNAUGHTON        Director                        March 27, 2000
    Ralph E. MacNaughton


/s/ TERRY G. CHRISTENBERRY      Director                        March 27, 2000
    Terry G. Christenberry


/s/ CHARLES M. FOUDREE          Director                        March 27, 2000
    Charles M. Foudree

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SCHEDULES









To the Board of Directors and Stockholders of OTR Express, Inc.:


   We have audited in accordance with generally accepted auditing standards, the financial statements included in OTR Express, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 24, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







/s/ Arthur Andersen LLP
Arthur Andersen LLP







Kansas City, Missouri
February 24, 2000


Schedule II



              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                 Balance at       Additions                       Balance
                  Beginning       Charged to                      at End
                   of Year        Expense        Deductions       of Year

Allowance for doubtful
 accounts

    1997            57,016          115,522        71,415        101,123

    1998           101,123           47,648        71,368         77,403

    1999            77,403          141,485        32,668        186,220






                          CORPORATE INFORMATION


Corporate Offices                               Common Stock Listing
OTR Express, Inc.                               OTR Express, Inc's common
804 N. Meadowbrook Drive                        stock trades on The American
Olathe, Kansas 66062                            Stock Exchange under the
(913) 829-1616                                  symbol OTR




Mailing address:
     PO Box 2819
     Olathe, Kansas 66063-0819