Form 10-Q
period 2000-03-31
OTR EXPRESS INC/KS
filed 2000-05-15
CIK 881895

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


  [X]  Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
           Exchange Act of 1934 For The Quarter Ended March 31, 2000

  [ ]  Transition Report Pursuant To Section 13 or 15 (d) of The Securities
                            Exchange Act of 1934

                       Commission file number 1-19773


                             OTR EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

                Kansas                               48-0993128
       (State or other jurisdiction of               (IRS Employer
        incorporation of organization)               Identification No.)

     804 N. Meadowbrook Drive                           66063-0819
     PO Box 2819, Olathe, Kansas                        (Zip Code)
 (Address of principal executive offices)

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

                           Yes     X      No ____


                              1,782,022
     (Number of shares of common stock outstanding as of April 30, 2000)

                     PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS


(Unaudited)                            March 31          December 31
                                        2000                1999
ASSETS
CURRENT ASSETS
   Cash                                $   218,548       $   113,284
   Accounts receivable, freight         10,128,218         9,899,107
   Accounts receivable, other              221,877           152,379
   Inventory                               455,770           449,735
   Prepaid expenses and other            1,515,321           564,009
   TOTAL CURRENT ASSETS                 12,539,734        11,178,514

PROPERTY AND EQUIPMENT                  51,080,867        52,397,851

   TOTAL ASSETS                        $63,620,601       $63,576,365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade             $ 2,524,009       $ 2,274,541
   Accrued payroll and taxes             1,780,663         1,284,506
   Other accrued expenses                1,525,416         1,472,432
   Current portion of long-term debt    13,762,732        13,842,822
   TOTAL CURRENT LIABILITIES            19,592,820        18,874,301


LONG-TERM DEBT                          34,519,483        33,889,580
DEFERRED INCOME TAXES                    1,332,900         1,831,900

STOCKHOLDERS' EQUITY                     8,175,398         8,980,584

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $63,620,601       $63,576,365


OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                                                   Three  Months Ended
                                                       March 31

(Unaudited)                                        2000          1999
OPERATING REVENUE
Freight revenue                                   $18,516,184    $16,673,104
Logistics revenue                                   2,460,959      2,008,359
Total operating revenue                            20,977,143     18,681,463

OPERATING EXPENSES
Salaries, wages and benefits                        7,469,839      7,190,861
Purchased transportation                            4,728,253      2,934,264
Fuel                                                2,233,918      1,072,240
Maintenance                                         1,022,645      1,196,719
Depreciation                                        2,133,279      1,628,790
Insurance and claims                                  583,053        603,176
Taxes and licenses                                  1,934,668      1,844,566
Supplies and other                                  1,198,188      1,143,311
Total operating expenses                           21,303,843     17,613,927

Operating income (loss)                              (326,700)     1,067,536
Interest expense                                      935,229        835,369

Income (loss) before income taxes and
 cumulative effect of accounting change            (1,261,929)       232,167
Income tax expense (benefit)                         (479,729)        88,000
Income (loss) before cumulative effect of
 accounting change                                   (782,200)       144,167
Cumulative effect on prior year of change in
 revenue recognition method, less
 related income tax effect                             31,442             -

Net income (loss)                                 $  (813,642)   $   144,167

Weighted average number
   of shares
   Basic                                            1,787,333      1,832,035
   Diluted                                          1,787,463      1,832,434

Earnings (loss) per share
   Basic                                         $      (0.46)  $       0.08
   Diluted                                              (0.46)          0.08

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS



                                                  Three  Months Ended
                                                       March 31

(Unaudited)                                        2000          1999
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES       $   409,277     $ 1,453,495

INVESTING ACTIVITIES
Acquisition of property and equipment            (1,326,737)     (6,134,395)
Proceeds from disposition of property and
 equipment                                          464,455       1,885,909
NET CASH USED IN INVESTING ACTIVITIES              (862,282)     (4,248,486)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt          1,316,465       6,104,852
Repayments of long-term debt                     (3,376,512)     (4,348,356)
Net increase in bank note payable                 2,619,860         703,125
Other                                                (1,544)        (21,169)
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                558,269       2,438,452

NET INCREASE (DECREASE) IN CASH                     105,264        (356,539)
CASH, BEGINNING OF PERIOD                           113,284         521,484
CASH, END OF PERIOD                             $   218,548     $   164,945


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest                          $   918,015     $   835,369


SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Increase (decrease) in guarantee of
 executive officers stock purchase
 plan loans                                    $   (10,000)     $        -


                            OTR EXPRESS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)



NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

The Company changed its method of revenue recognition from the pickup method to the proportionate method effective January 1, 2000. This change was made since the proportionate method better matches recorded revenue with partially completed loads in transit at the end of the period. Estimated revenue in transit at the end of a period is recognized on the relative transit time. Direct expenses are recognized as incurred using this method. The pre-tax charge associated with this accounting change approximated $50,700.

NOTE 2 - LONG-TERM DEBT
During the three months ended March 31, 2000, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $1,316,465. This debt bears interest at effective rates between 8.17% and 8.40%.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
The Company agreed to guarantee payment of four key executive stock loans for such executives' private purchase of approximately 69,000 shares of the Company's common stock in 1998. The Company has agreed to guarantee payment of the stock loans to the extent that the pledged value of the stock purchase (equal to one-half of its market value) is less than the outstanding principal balance of such loans. During 1999, two of the executives were terminated and the Company repaid the principal balance of their loans, which totaled $250,000. The Company recorded the repayments as compensation expense in 1999.

The amount of the Company's guarantee as of March 31, 2000 was approximately $120,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

At March 31, 2000, the Company had purchase and finance commitments outstanding for additional revenue equipment of approximately $1.1 million.

NOTE 4 - LIQUIDITY
Higher fuel prices, unseated tractors and increased driver payroll costs contributed to losses of $327,746, $926,744 and $813,642 being incurred in the third and fourth quarters of 1999 and first quarter of 2000, respectively. Additional losses are expected through at least the second quarter of 2000. Management believes adequate liquidity to maintain operations is available through the Company's line of credit and its ability to refinance revenue equipment.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATIONS AND FINANCIAL CONDITION

Overview. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto that are not purely historical, may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on current expectations and are subject to risks and uncertainties. These statements include statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; changes in competition and the effects of such changes; changes in fuel prices; changes in economic, political or regulatory environments; changes in the value of revenue equipment; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; availability of affordable financing and refinancing; changes in management strategies; environmental or tax matters; and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

RESULTS OF OPERATIONS
Segment Information
                                            Three Months Ended
                                                 March 31

(Unaudited)                                 2000          1999
Operating Revenue
Trucking revenue                        $18,516,184     $16,673,104
Logistics revenue                         2,460,959       2,008,359
Total operating revenue                  20,977,143      18,681,463
Operating Expenses
Trucking expenses                        18,940,206      15,791,823
Logistics expenses                        2,363,637       1,822,104
Total operating expenses                 21,303,843      17,613,927
Interest Expense                            935,229         835,369
Net Income (loss)                          (813,642)        144,167

1st Quarter 2000 v. 1999
     Operating Revenue.  Operating revenue improved by 12.3% in the first quarter ended March 31, 2000 compared to 1999. Freight revenue increased by 11.1% and logistics revenue increased by 22.5%.
     Freight revenue improved due to increases in rate per mile and average number of units in service. The rate per mile increased to $1.068 (net of approximately $0.030 fuel surcharge) in the first quarter of 2000 compared
to $1.059 in 1999.   A  revenue rate increase was implemented in March
2000.   The average number of tractors in service increased by 4.7% to 606 in the first quarter of 2000 compared to 579 in 1999. Tractors in service includes 112 owner operators in 2000 and 51 owner operators in 1999.
     Logistics revenue increased due to a 73.1% increase in rail logistics revenue and a 21.2% decrease in truck logistics revenue.

     Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 101.6% in the first quarter of 2000 compared to 94.3% in 1999.
     Salaries, wages and benefits decreased to 35.6% of revenue in 2000 from 38.5% in 1999 primarily because of the increase in logistics revenue and the increase in owner operators, despite a driver pay increase in the fourth quarter of 1999. Additionally, as a result of a planned staff reduction, the

Company had approximately 10% fewer office employees in the first quarter of 2000 compared to 1999. The addition of owner operators, who own their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.
     Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 22.5% of revenue in 2000 from 15.7% in 1999. The cost of owner operators increased 109.7% due to the more than 100% increase in the number of owner operators contracting with the Company. Purchased transportation for the logistics division increased 26.4% due to the increase in logistics revenue.
     Fuel was 10.6% of revenue in 2000 compared to 5.7% in 1999. This is a result of substantially higher diesel fuel prices nationwide in the first quarter of 2000 compared to 1999.
     Maintenance was 4.9% of revenue in 2000 compared to 6.4% of revenue in 1999 primarily as a result of higher logistics revenue, the increase in owner operators (who pay their own tractor maintenance costs), and a newer fleet of tractors.
     Insurance and claims represented 2.8% and 3.2% of revenue in the first quarter of 2000 and 1999, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
     Depreciation as a percent of revenue increased to 10.2% in 2000 from 8.7% in 1999. In 1999, the Company had several tractors that were held longer than normal which were depreciated to their salvage value. All of those tractors were sold in 1999 and as of March 31, 2000 the Company does not have any tractors that are depreciated to their salvage value.
     Licenses and permits was 9.2% of revenue in 2000 compared to 9.9% in 1999. The decrease is a result of higher revenue per mile and the increase in owner operators and logistics revenue.
     Supplies and other expenses decreased to 5.7% of revenue in 2000 from 6.1% in 1999 as a result of the increase in logistics revenue.

     Interest Expense. Interest expense was 4.5% of revenue in 2000 and 1999.

     Net Income. The Company reported a net loss of $814,000, or $0.46 per share (basic and diluted), for the first quarter of 2000 compared to net income of $144,000, or $0.08 per share (basic and diluted), in 1999. The Company changed its method of revenue recognition from pickup method to the proportionate method. This change resulted in the cumulative effect adjustment of $0.02 per share. The effective income tax rate was 38.0% in 2000 compared to 37.9% in 1999.

LIQUIDITY AND CAPITAL RESOURCES
     The growth of the Company's business has required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled approximately $1,327,000 for the three months ended March 31, 2000. The Company received approximately $464,000 in proceeds from the disposition of revenue equipment. The Company has outstanding purchase commitments for 14 replacement tractors at a cost of approximately $1.1 million. The Company has finance commitments for all of the replacement tractors at rates that will be fixed at time of origination. The Company's other capital expenditures would be financed through internally generated funds and secured borrowings.
     Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it is management's belief that these factors are mitigated by the more attractive
interest rates and terms available on these shorter maturities.   This
financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at March 31, 2000 was $7.1 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.
       The Company has a revolving line of credit, as amended, of $10.0 million with its primary lending bank which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires August 1, 2001 and is collateralized by accounts receivable of the Company. The agreement, as amended, allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement, as amended, contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in compliance with all required covenants of the amended credit agreement at March 31, 2000. The Company had borrowings of $4.2 million under this amended line of credit at March 31, 2000. The Company had approximately $3.6 million of additional borrowing availability at March 31, 2000, after deducting letters of credit and officers' stock loan commitments. A total of $981,000 of the available amended credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $120,000 of the available amended line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 3 to the financial statements.
     In management's opinion, the Company has adequate liquidity for the remainder of the year based upon funds expected to be generated from operations, the Company's equity position, equity in revenue equipment, the potential for refinancing assets owned by the Company and the Company's ability to obtain secured equipment financing.

Market Risk
     The Company is exposed to various market risks, including the effects of interest rates and fuel prices. The Company utilizes primarily fixed rate financial instruments with varying maturities. The Company's long-term financing is all at fixed rates. The Company's amended working capital line of credit is at a variable rate.
     The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at March 31, 2000 which represented no significant market exposure.
     There was no material change in the Company's exposure to market risk in the three months ended March 31, 2000 as compared to December 31, 1999. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1999.

Other
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement,
and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement FAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June
16, 1998, and thereafter). FAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instrument, a company may elect to apply FAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. The Company has not yet determined the timing or impact of adoption of statement No.
133. However, FAS 133 could increase volatility in earnings and other comprehensive income or involve certain changes in our business practices.

                        PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings........................................*
ITEM 2 - Changes in Securities and Use of Proceeds................*
ITEM 3 - Defaults Upon Senior Securities..........................*
ITEM 4 - Submission of Matters to a Vote of Security Holders......*
ITEM 5 - Other Information........................................*
ITEM 6 - Exhibits and Reports on Form 8-K

     Exhibit 10(w) - Amendment No. 4 to Loan and Security Agreement and other Transaction Documents between Registrant and HSBC Business Loans, Inc.

     *No information submitted under this caption.

The Company did not file any exhibits or reports on Form 8-K during the three months ended March 31, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OTR EXPRESS, INC.
                                                 (Registrant)


Date: May 15, 2000                            /s/ William P. Ward
                                               By: William P. Ward
                                               Chairman of the Board,
                                               President and Principal
                                               Executive Officer


Date: May 15, 2000                           /s/ Steven W. Ruben
                                              By: Steven W. Ruben
                                              Principal Financial Officer and
                                              Principal Accounting Officer