Form 10-Q
period 2000-06-30
OTR EXPRESS INC/KS
filed 2000-08-14
CIK 881895

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    [X] Quarterly Report Pursuant To Section 13 or 15 (d) of The Securities
            Exchange Act of 1934 For The Quarter Ended June 30, 2000

    [ ] Transition Report Pursuant To Section 13 or 15 (d) of The Securities
            Exchange Act of 1934

                       Commission file number 1-19773


                               OTR EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

        Kansas                                      48-099312
    (State or other jurisdiction of                (IRS Employer
    incorporation of organization)                 Identification No.)

     804 N. Meadowbrook Drive
     PO Box 2819, Olathe, Kansas                     66063-0819
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

                              Yes     X      No


                                    1,782,022
       (Number of shares of common stock outstanding as of July 31, 2000)

                       PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS


(Unaudited)                                    June 30        December 31
                                                2000             1999
ASSETS
CURRENT ASSETS
   Cash                                      $       525      $   113,284
   Accounts receivable, freight, net           9,684,039        9,899,107
   Accounts receivable, other                    333,006          152,379
   Inventory                                     418,010          449,735
   Prepaid expenses and other                  1,015,909          564,009
     TOTAL CURRENT ASSETS                     11,451,489       11,178,514

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation                 47,640,016       52,397,851

     TOTAL ASSETS                             $59,091,50      $63,576,365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade                   $ 2,488,704      $ 2,274,541
   Accrued payroll and payroll taxes           1,156,897        1,284,506
   Insurance and claims and other              1,512,454        1,472,432
   Current portion of long-term debt          11,851,655       13,842,822
     TOTAL CURRENT LIABILITIES                17,009,710       18,874,301


LONG-TERM DEBT, less current portion above    34,583,471       33,889,580
DEFERRED INCOME TAXES                            557,900        1,831,900

STOCKHOLDERS' EQUITY                           6,940,424        8,980,584

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $59,091,505      $63,576,365

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS
                         Second Quarter Ended        Six  Months Ended
                              June 30                     June 30

(Unaudited)              2000         1999           2000           1999
OPERATING REVENUE
 Freight revenue         $18,264,333   $18,430,506   $36,780,517   $35,103,610
 Logistics revenue         2,522,885     2,140,416     4,983,844     4,148,775
 Total operating revenue  20,787,218    20,570,922    41,764,361    39,252,385

OPERATING EXPENSES
 Salaries, wages and
 benefits                  7,081,290     7,666,351    14,551,129    14,857,212
 Purchased transportation  5,041,342     3,528,601     9,769,595     6,462,865
 Fuel                      2,140,816     1,484,549     4,374,734     2,556,789
 Maintenance               1,080,693     1,245,861     2,103,338     2,442,580
 Depreciation              2,144,855     1,838,258     4,278,134     3,467,049
 Insurance and claims        685,207       469,527     1,268,260     1,072,703
 Taxes and licenses        1,780,497     1,960,331     3,715,165     3,804,897
 Supplies and other        1,190,156     1,139,004     2,388,344     2,282,315
 Write down of assets
 held for sale               714,769             -       714,769             -
 Total operating expenses 21,859,625    19,332,482    43,163,468    36,946,410

Operating income (loss)   (1,072,407)    1,238,440    (1,399,107)    2,305,975
Interest expense             967,567       886,201     1,902,796     1,721,570

Income (loss) before
 income taxes and
 cumulative effect of
 accounting change        (2,039,974)      352,239    (3,301,903)      584,405
Income tax expense
 (benefit)                  (775,000)      134,000    (1,254,729)      222,000
Income (loss) before
 cumulative  effect of
 accounting change        (1,264,974)      218,239    (2,047,174)      362,405
Cumulative effect on
 prior year of revenue
 recognition method, net of
 related income tax effect         -             -        31,442             -

Net income (loss)        $(1,264,974)  $   218,239   $(2,078,616)  $   362,405

Weighted average number
  of shares
  Basic                    1,786,905     1,815,187     1,787,119     1,824,117
  Diluted                  1,786,905     1,815,187     1,786,859     1,824,316

Earnings (loss) per
 share
 Basic                   $     (0.71)  $      0.12   $     (1.16)  $      0.20
 Diluted                       (0.71)         0.12         (1.16)         0.20

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS


                                                     Six  Months Ended
                                                         June 30

(Unaudited)                                       2000               1999
OPERATING ACTIVITIES
 NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 1,329,403       $ 2,939,137

INVESTING ACTIVITIES
Acquisition of property and equipment             (1,580,048)      (15,153,246)
Proceeds from disposition of property
 and equipment                                     1,396,706         4,695,384
 NET CASH USED IN INVESTING ACTIVITIES              (183,342)      (10,457,862)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           1,554,529        14,882,904
Repayments of long-term debt                      (7,114,340)       (9,207,416)
Net increase in bank note payable                  4,302,535         1,746,503
Other                                                 (1,544)         (189,918)
 NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (1,258,820)        7,232,073

 NET DECREASE  IN CASH                              (112,759)         (286,652)
 CASH, BEGINNING OF PERIOD                           113,284           521,484

 CASH, END OF PERIOD                             $       525       $   234,832


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
 Cash paid for interest                          $ 1,883,661       $ 1,721,570
 Cash paid for income taxes                                -                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
 Decrease in guarantee of executive
 officers' stock purchase plan loans             $   (40,000)      $         -

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

The Company changed its method of revenue recognition from the pickup method to the proportionate method effective January 1, 2000. This change was made since the proportionate method better matches recorded revenue with partially completed loads in transit at the end of the period. Estimated revenue in transit at the end of a period is recognized on the relative transit time. Direct expenses are recognized as incurred using this method. The charge associated with this accounting change was $31,442, net of tax, which was recorded in the first quarter of 2000.

The Company reduced the value of approximately 130 trailers, 29 tractors and a remote fuel facility in Wyoming. These represent assets which are held for sale, pursuant to Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." The pre-tax charge needed to write these assets down to net realizable value approximated $715,000. The Company expects to sell substantially all of these tractors and trailers prior to the end of the year 2000.

NOTE 2 - LONG-TERM DEBT
During the six months ended June 30, 2000, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $1,554,529. This debt bears interest at effective rates between 8.17% and 8.50%.

The note payable collateralized by the Company's building and property with debt totaling $1,183,983 is due and payable as of April 12, 2001 and is classified in current portion of long-term debt.

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

The amount of the Company's guarantee as of June 30, 2000 was approximately $90,000. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

NOTE 4 - LIQUIDITY
Higher fuel prices, unseated tractors and increased driver payroll costs contributed to losses of $327,746, $926,744, $813,642 and $1,264,974 being incurred in the third and fourth quarters of 1999 and first and second quarters of 2000, respectively. Additional losses are expected through the remainder of 2000.
The Company filed a Form 8-K current report with the Securities and Exchange Commission (SEC) July 13, 2000, in which it reported that it had been in discussions with its four largest equipment lenders to renegotiate payment terms in order to maintain adequate liquidity in the near term. The Company is also working with its line of credit lender, HSBC Business Credit (USA) Inc. ("HSBC"), to waive or amend certain financial covenants in which the Company is currently in default. The aforementioned equipment lenders have agreed in principle to interest only note payments for sixty to ninety day periods, which the Company expects will improve its cash flow situation. Certain lenders modified terms of the notes that will result in additional interest costs. Additionally, the Company's line of credit lender has agreed to waive the covenant defaults and revise them for the third quarter, and implemented a $1 million collateral reserve which reduces the Company's borrowing availability by that amount.



NOTE 5 - SEGMENT INFORMATION
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report to Shareholders. The following table summarizes the Company's continuing operations by business segment (in thousands):

RESULTS OF OPERATIONS
Segment information          Second Quarter Ended         Six  Months Ended
                                  June 30                     June 30

(Unaudited)                    2000         1999         2000         1999
Operating Revenue
 Freight revenue            $18,264,333 $18,430,506   $36,780,517  $35,103,610
 Logistics revenue            2,522,885   2,140,416     4,983,844    4,148,775
   Total operating revenue   20,787,218  20,570,922    41,764,361   39,252,385

Operating Expenses
 Freight expenses            19,454,247  17,295,697    38,394,454   33,019,153
 Logistics expenses           2,405,378   2,036,785     4,769,014    3,927,257
   Total operating expenses  21,859,625  19,332,482    43,163,468   36,946,410

Operating Income (Loss)
Freight operating income
   (loss)                    (1,189,914)  1,134,809    (1,613,937)   2,084,457
Logistics operating
   income (loss)                117,507     103,631       214,830      221,518
   Total operating income
    (loss)                   (1,072,407)  1,238,440    (1,399,107)   2,305,975

Interest Expense                967,567     886,201     1,902,796    1,721,570
Net Income (loss)            (1,264,974)    218,239    (2,078,616)     362,405



ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION

Overview. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto that are not purely historical, may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on current expectations and are subject to risks and uncertainties. These statements include statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; changes in competition and the effects of such changes; changes in fuel prices; changes in economic, political or regulatory environments; changes in the value of revenue equipment; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; availability of affordable financing and refinancing; changes in management strategies; environmental or tax matters; the ability of the Company to realize the benefits of its business plan, and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission (SEC). Readers should take these factors into account in evaluating any such forward looking statements. Readers should review and consider the various disclosures made by the company in this press release, in reports to stockholders, and periodic reports on Form 8-K, 10-K and 10-Q filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


2nd Quarter 2000 v. 1999
   Operating Revenue. Operating revenue improved by 1.1% in the second quarter ended June 30, 2000 compared to 1999. Freight revenue decreased by 0.9% and logistics revenue increased by 17.9%.
   Freight revenue decreased due to a decline in the average number of units in service. The rate per mile increased to $1.074 (net of approximately $0.034 fuel surcharge) in the second quarter of 2000 compared
to $1.059 in 1999.   A  revenue rate increase was implemented in March
2000. The average number of tractors in service decreased by 6.8% to 563 in the second quarter of 2000 compared to 604 in 1999. Tractors in service includes 68 owner operators in 2000 and 67 owner operators in 1999. In an effort to increase utilization for company-owned tractors, the Company eliminated owner-operator fleets of more than one tractor beginning in May 2000, thereby lowering the number of owner operators toward the end of second quarter.
   Logistics revenue increased due to a 25.7% increase in rail logistics revenue and a 6.8% increase in truck logistics revenue.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 105.2% in the second quarter of 2000 compared to 94.0% in 1999.
   Salaries, wages and benefits decreased to 34.1% of revenue in 2000 from 37.3% in 1999 primarily because of the increase in logistics revenue and a larger number of average owner operators in service in 2000. The Company also operated with a higher number of unseated trucks in 2000 as compared to 1999. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation. Additionally, as a result of a planned staff reduction, the Company had approximately 4% fewer office employees in the second quarter of 2000 compared to 1999.
   Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 24.3% of revenue in 2000 from 17.2% in 1999. The cost of owner operators increased 69.2% due to the increase in the number of owner operators contracting with the Company in April and May of 2000 as compared to 1999. Purchased transportation for the logistics division increased 19.2% due to the increase in logistics revenue.
   Fuel was 10.3% of revenue in 2000 compared to 7.2% in 1999. This is a result of substantially higher diesel fuel prices nationwide in the second quarter of 2000 compared to 1999. In order to offset the higher fuel costs, the Company has implemented a fuel surcharge to its customers, which is recorded in freight revenue. Additionally, the Company has engaged in a fuel hedging program in which it buys call options on heating oil in the approximate percentage of fuel not covered by a fuel surcharge. (See Market Risk below).
   Maintenance was 5.2% of revenue in 2000 compared to 6.1% of revenue in 1999 primarily as a result of lower overall maintenance costs from a newer fleet of tractors and the increase in owner operators (who pay their own tractor maintenance costs).
   Insurance and claims represented 3.3% and 2.3% of revenue in the second quarter of 2000 and 1999, respectively. The increase is a result of higher insurance premiums and higher accidents and claims levels. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue increased to 10.3% in 2000 from 8.9% in 1999. In 1999, the Company had several tractors that were held longer than normal which were depreciated to their salvage value. Substantially all of those tractors were sold in 1999 and as of June 30, 2000 the Company does not have any tractors that depreciate to a salvage value. The Company also removed the salvage value on its approximately 250 forty-eight foot trailers effective January 1, 2000 and is now depreciating them over their remaining estimated useful lives without a salvage value, thereby increasing depreciation expense in 2000.
   Licenses and permits was 8.6% of revenue in 2000 compared to 9.5% in 1999. The decrease is a result of higher revenue per mile and the increase in owner operators and logistics revenue.
   Supplies and other expenses increased to 5.7% of revenue in 2000 from 5.5% in 1999 as a result of the increase in advertising for drivers.
   Write down of assets held for sale was 3.4% of revenue in 2000.
The Company reduced the value of 130 trailers, 29 tractors and a remote fuel facility located in Wyoming.

   Interest Expense. Interest expense was 4.7% of revenue in 2000 compared to 4.3% in 1999 due to higher interest rates.

   Net Income. The Company reported a net loss of $1,265,000, or $0.71 per share (basic and diluted), for the second quarter of 2000 compared to net income of $218,000, or $0.12 per share (basic and diluted), in 1999.

Six Months Comparison 2000 v. 1999
   Operating Revenue.  Operating revenue improved by 6.4% in the six months ended June 30, 2000 compared to 1999. Freight revenue increased by 4.8% and logistics revenue increased by 20.1%.
   Freight revenue improved due to increases in rate per mile and average number of units in service. The rate per mile increased to $1.073 (net of approximately $0.030 fuel surcharge) during the period from $1.059 in 1999.
A  revenue rate increase was implemented in March  2000.   The average
number of tractors in service increased by 1.5% to 600 for the first six months of 2000 compared to 591 in 1999.
   Logistics revenue increased due to a 45.8% increase in rail logistics revenue and an 8.6% decrease in truck logistics revenue.

   Operating Expenses.  The operating ratio (total operating expenses as a percent of operating revenue) increased to 103.4% for the first six months of 2000 compared to 94.1% in 1999.
   Salaries, wages and benefits decreased to 34.8% of revenue in 2000 from 37.9% in 1999 primarily because of the increase in logistics revenue and
the increase in owner operators.   The addition of owner operators, who own
their trucks and contract with the Company to haul freight, increased the revenues but not the wages. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense.
The cost of owner operators is classified in purchased transportation.
   Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 23.4% of revenue in 2000 from 16.5% in 1999. The cost of owner operators increased as a result of the addition of owner operators to the fleet in the first six months of 2000. The Company reduced its owner operator fleet in June of 2000 from 113 owner operators to 68 owner operators. Purchased transportation for the logistics division increased 22.6% due to the increase in logistics revenue.
   Fuel was 10.5% of revenue in 2000 compared to 6.5% in 1999. This is a result of substantially higher diesel fuel prices nationwide in the first six months of 2000 compared to 1999.
   Maintenance was 5.0% of revenue in 2000 compared to 6.2% of revenue in 1999 primarily as a result of higher logistics revenue, the increase in owner operators and a newer fleet of tractors.
   Insurance and claims represented 3.0% and 2.7% of revenue for the first six months of 2000 and 1999, respectively. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue increased to 10.2% in 2000 from 8.8% in 1999 primarily because the Company had several tractors that were held longer than normal and still in service in 1999 that were depreciated to their salvage value. Substantially all those tractors were sold in 1999 and as of June 30, 2000 the Company does not have any tractors that are depreciated to a salvage value.
   Licenses and permits was 8.9% of revenue in 2000 compared to 9.7% in 1999 primarily due to the higher logistics revenue and the increase in average owner operators in service.
   Supplies and other expenses decreased to 5.7% of revenue in 2000 from 5.8% in 1999 as a result of the increase in logistics revenue.
   Write down of assets held for sale was 3.4% of revenue in 2000 .
The Company reduced the value of 130 trailers, 29 tractors and a remote fuel facility located in Wyoming.

   Interest Expense. Interest expense was 4.6% of revenue in 2000 compared to 4.4% in 1999 primarily due to higher interest rates.

   Net Income. The Company reported a net loss of $2,079,000, or $1.16 per share (basic and diluted), for the first six months of 2000 compared to net income of $362,000, or $0.20 per share (basic and diluted), in 1999. The Company changed its method of revenue recognition from the pickup method to the proportionate method. This change resulted in the cumulative effect adjustment of $0.02 per share. The effective income tax rate was 38.0% in 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES
   The growth of the Company's business has historically required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases totaled approximately $1,580,000 for the six months ended June 30, 2000. The Company received approximately $1,397,000 in proceeds from the disposition of revenue equipment. The Company has no outstanding purchase commitments for replacement tractors. The Company's other capital expenditures would be financed through internally generated funds and secured borrowings.
   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it is management's belief that these factors have historically been mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at June 30, 2000 was $5.6 million. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion.

     The Company has a revolving line of credit, as amended, of $10.0 million with HSBC, which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires August 1, 2001 and is collateralized by accounts receivable of the Company. The agreement, as amended, allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement, as amended, contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. The Company was in default on the net worth and leverage ratio covenants in the amended credit agreement at the end of the second quarter. HSBC waived default on the covenants on which the Company was in default as of June 30, 2000. Effective August 1, 2000, HSBC amended the amended line of credit agreement (Exhibit 10(c)) to include a $1,000,000 reserve against accounts receivable. The $1,000,000 will be subtracted from the Company's receivables borrowing base, as defined, when calculating the amount of borrowing capacity. Additionally, HSBC revised the minimum tangible net worth and leverage ratios for the third and fourth quarters. The Company had borrowings of $5.9 million under this amended line of credit at June 30, 2000. The Company had approximately $1.6 million of additional borrowing availability at June 30, 2000, after deducting letters of credit and officers' stock loan commitments. A total of $981,000 of the available amended credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $90,000 of the available amended line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 3 to the financial statements.

   The Company filed a Report on Form 8-K on July 13, 2000 in which the Company reported that it was in discussions with its four largest equipment lenders to renegotiate payment terms on its long-term debt to such lenders of approximately $37 million in aggregate. Based upon current information and internal forecasts reflecting challenging economic and industry conditions of high fuel costs, increased interest rates and a depressed used truck resale market, management of the Company is concerned about having sufficient availability on the Company's existing $10 million line of credit for future operations. The equipment lenders subsequently agreed to interest-only note payments for periods from sixty to ninety days beginning July 1, 2000, which will improve the Company's cash flow.
Certain lenders modified terms of the notes that will result in additional interest costs. These equipment loans are collateralized by the truck equipment purchased with the loan funds.
The Company is uncertain that it will have sufficient cash availability to meet its obligations in the normal course of business through the first quarter of 2001 unless it negotiates further modifications with its equipment lenders.

   The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will contain the qualification that these matters raise substantial doubt about the Company's ability to continue as a going concern.


Market Risk
   The Company is exposed to various market risks, including the effects of interest rates and fuel prices. The Company utilizes primarily fixed rate financial instruments with varying maturities. The Company's long-term financing is all at fixed rates. The Company's amended working capital line of credit is at a variable rate.
   The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at June 30, 2000 which represented no significant market exposure.
   There was no material change in the Company's exposure to market risk in the six months ended June 30, 2000 as compared to December 31, 1999. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1999.

Other
   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
   FAS 133, as amended, is effective for fiscal years beginning after June
15, 2000. A company may also implement FAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). FAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply FAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. The Company plans to adopt the requirements of FAS 133 in accordance with the terms set forth in the statement. The Company has not yet determined the impact of adoption of statement No. 133. However, FAS 133 could increase volatility in earnings and other comprehensive income or involve certain changes in our business practices.

                     PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings................................................*
ITEM 2 - Changes in Securities and Use of Proceeds........................*
ITEM 3 - Defaults Upon Senior Securities

The Company has a revolving line of credit agreement, as amended, which contains certain covenants relating to net worth, leverage ratios, debt service coverage and other factors. The Company was in default on the net worth and leverage ratio covenants at the end of the second quarter. These covenants were waived by the lending bank as of June 30, 2000.

The Company has made arrangements with certain lenders to make interest-only note payments for periods from sixty to ninety days beginning July 1, 2000. See "Item 2-Management's Discussion And Analysis Of Operations And
Financial Condition-Liquidity And Capital Resource"

ITEM 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the registrant was held May 4, 2000. In addition to the election of two Class B directors to serve three-year terms, the stockholders ratified the appointment of Arthur Andersen LLP as independent auditors for the Company.

Stockholders representing at least 1,495,979 shares or 83% were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and appointment of Arthur Andersen LLP as independent auditors for 2000 is as follows:
                                                                 Votes
                                           Votes      Votes      Against or
                                           Cast       For        Withheld

Ralph E. MacNaughton                     1,495,979   1,368,889   127,090

William P. Ward                          1,495,979   1,376,342   119,637

Appointment of Arthur Andersen LLP as
Independent auditors                     1,459,979   1,459,233    36,746


ITEM 5 - Other Information..............................................*
ITEM 6 - Exhibits and Reports on Form 8-K

   Exhibit 10(a) - Amended OTR Express, Inc. 1996 Stock Option Plan
   Exhibit 10(b) - Amended and Restated OTR Express, Inc. 1996 Directors' Stock Option Plan
   Exhibit 10(c) - Amended Loan and Security Agreement dated August 4, 2000 between Registrant and HSBC
   Exhibit 10(d) - Loan modification agreement dated July 7, 2000 between registrant and Associates Commercial Corporation
   Exhibit 10(e) - Loan modification agreement dated June 30, 2000 between registrant and Paccar Financial
   Exhibit 10(f) - Loan modification agreement dated July 25, 2000 between registrant and Mercedes-Benz Credit Corporation
   Exhibit 10(g) - Loan modification agreement dated July 25, 2000 between registrant and Navistar Financial

   *No information submitted under this caption.

The Company did file exhibits or reports on Form 8-K during the six months ended June 30, 2000.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OTR EXPRESS, INC.
                                                     (Registrant)


Date: August 14, 2000                             /s/ William P. Ward
                                                  By: William P. Ward
                                                  Chairman of the Board,
                                                  President and Principal
                                                  Executive Officer


Date: August 14, 2000                             /s/ Steven W. Ruben
                                                  By: Steven W. Ruben
                                                  Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer