Form 10-Q
period 2000-09-30
OTR EXPRESS INC/KS
filed 2000-11-14
CIK 881895

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


   [X]   Quarterly Report Pursuant To Section 13 or 15 (d) of The
         Securities Exchange Act of 1934 For The Quarter Ended
         September 30, 2000

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

                           Yes     X      No


                               1,782,022
    (Number of shares of common stock outstanding as of October 31, 2000)

                     PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.
BALANCE SHEETS



(Unaudited)                             September 30       December 31
                                            2000               1999
ASSETS
CURRENT ASSETS
  Cash                                  $    35,070        $   113,284
  Account receivable, less allowance      9,167,661         10,051,486
  Inventory                                 340,219            449,735
  Prepaid expenses and other                721,425            564,009
    TOTAL CURRENT ASSETS                 10,264,375         11,178,514

PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation                43,797,970         52,397,851

    TOTAL ASSETS                        $54,062,345        $63,576,365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Revolving line of credit              $ 4,505,256        $         -
  Accounts payable, trade                 2,322,210          2,274,541
  Accrued payroll and payroll taxes       1,511,283          1,284,506
  Insurance and claims and other          1,476,532          1,472,432
  Current portion of long-term debt      11,994,282         13,842,822
    TOTAL CURRENT LIABILITIES            21,809,563         18,874,301


LONG-TERM DEBT, less current portion
 above                                   26,599,257         33,889,580
DEFERRED INCOME TAXES                             -          1,831,900

STOCKHOLDERS' EQUITY                      5,653,525          8,980,584

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $54,062,345        $63,576,365

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

                           Third Quarter Ended        Nine  Months Ended
                              September 30              September 30

(Unaudited)                2000         1999         2000         1999
OPERATING REVENUE
 Freight revenue        $ 16,072,556 $ 17,662,448   $ 52,853,073 $ 52,766,058
 Logistics revenue         2,618,432    2,839,378      7,602,276    6,988,153
 Total operating revenue  18,690,988   20,501,826     60,455,349   59,754,211

OPERATING EXPENSES
 Salaries, wages and
 benefits                  6,738,766    7,288,672     21,289,895   22,145,884
 Purchased transportation  4,047,026    4,421,258     13,816,621   10,884,123
 Fuel                      2,233,624    1,753,410      6,608,358    4,310,199
 Maintenance               1,051,273    1,281,177      3,154,611    3,723,757
 Depreciation              2,141,882    2,027,498      6,420,016    5,494,547
 Insurance and claims        557,549      396,001      1,825,809    1,468,704
 Taxes and licenses        1,651,301    1,775,397      5,366,466    5,580,294
 Supplies and other        1,215,994    1,163,602      3,604,338    3,445,917
 Write down of assets
 held for sale                     -            -        714,769            -
 Total operating expenses 19,637,415   20,107,015     62,800,883   57,053,425

Operating income (loss)     (946,427)     394,811     (2,345,534)   2,700,786
Interest expense             974,408      922,557      2,877,204    2,644,127

Income (loss) before
 income taxes and
 cumulative effect of
 accounting change        (1,920,835)    (527,746)    (5,222,738)      56,659
Income tax expense
 (benefit)                  (583,936)    (200,000)    (1,838,665)      22,000
Income (loss) before
 cumulative  effect
 of accounting change     (1,336,899)    (327,746)    (3,384,073)      34,659
Cumulative effect on
 prior year of revenue
 recognition method,
 net of related income
 tax effect                        -            -         31,442            -

Net income (loss)        $(1,336,899) $  (327,746)   $(3,415,515)  $   34,659

Weighted average number
  of shares
  Basic                    1,786,905    1,781,671      1,787,047    1,809,813
  Diluted                  1,786,905    1,781,991      1,787,220    1,810,266

Earnings (loss) per
  share
  Basic                  $     (0.75) $     (0.18)   $     (1.91)  $     0.02
  Diluted                      (0.75)       (0.18)         (1.91)        0.02

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS



                                                  Nine  Months Ended
                                                    September 30

(Unaudited)                                     2000            1999
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES      $  2,912,604     $  4,183,406

INVESTING ACTIVITIES
Acquisition of property and equipment            (1,583,590)     (21,009,148)
Proceeds from disposition of property and
 equipment                                        3,137,923        8,710,886
  NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                      1,554,333      (12,298,262)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt          1,554,529       21,969,823
Repayments of long-term debt                     (9,085,057)     (14,579,798)
Net increase in revolving line of credit          2,986,921          755,293
Other                                                (1,544)        (189,918)
  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                           (4,545,151)       7,955,400

  NET DECREASE IN CASH                              (78,214)        (159,456)
  CASH, BEGINNING OF PERIOD                         113,284          521,484

  CASH, END OF PERIOD                           $    35,070     $    362,028


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                        $ 2,869,640     $  2,644,127
  Cash paid (received) for income taxes             (26,036)          22,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Decrease in guarantee of executive officers'
 stock purchase plan loans                     $   (90,000)     $          -


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

The Company reduced the value of approximately 130 trailers, 29 tractors and a remote fuel facility in Wyoming during the second quarter of 2000. These represent assets which are held for sale, pursuant to Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." The pre-tax charge needed to write these assets down to net realizable value approximated $715,000. The Company expects to sell substantially all of these tractors and trailers prior to the end of the year 2000.

NOTE 2 - LONG-TERM DEBT

During the nine months ended September 30, 2000, the Company financed the purchase of revenue equipment through the issuance of long-term debt totaling $1,554,529. This debt bears interest at effective rates between 8.17% and 8.50%.

The note payable collateralized by the Company's building and property has a balance due of $1,170,629 and is due and payable on April 12, 2001 and is classified in current portion of long-term debt as of September 30, 2000.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Pursuant to a Company program, the Company has guaranteed payment of bank loans incurred by four executives relating to their private purchase of approximately 69,000 shares of the Company's common stock (in aggregate) in 1998. The Company's guarantee is limited to the extent that the pledged value of the stock purchase is less than the outstanding principal balance of such loans. During 1999, two of the executives were terminated and the Company repaid the principal balance of their loans, which totaled $250,000. The Company recorded the repayments as compensation expense in 1999.

During the third quarter of 2000, an executive resigned, and the Company paid to the executive $13,000, which he applied (together with his own funds) to pay off the $30,000 balance on his stock loan.

The amount of the Company's guarantee as of September 30, 2000 was approximately $40,000, which represents the loan balance for one executive still employed by the Company. Stockholders' equity was reduced by this amount and long-term debt was increased by this amount to record the guarantee.

NOTE 4 - LIQUIDITY

Higher fuel prices, unseated tractors and increased driver payroll costs contributed to losses of $926,744, $813,642, $1,264,974 and $1,336,899 being incurred in the fourth quarter of 1999 and first, second and third quarters of 2000, respectively. Additional losses are expected through the remainder of 2000.

The Company filed a Form 8-K current report with the Securities and Exchange Commission (SEC) July 13, 2000, in which it reported that it was in discussions with its four largest equipment lenders to renegotiate payment terms in order to maintain adequate liquidity in the near term. The Company also reported that it was working with its revolving line of credit lender, HSBC Business Credit (USA) Inc. ("HSBC"), to waive or amend certain financial covenants in which the Company was in default as of June 30, 2000. The aforementioned equipment lenders agreed to interest only note payments for sixty to ninety day periods through as late as September 30, 2000, which improved the Company's cash flow situation. Certain lenders modified terms of the notes that will result in additional interest costs. HSBC waived the covenant defaults as of June 30, 2000. Additionally, during the third quarter, HSBC implemented a $1 million collateral reserve which reduces the Company's borrowing availability by that amount.

In October 2000, the Company met with its four largest equipment lenders to renegotiate payment terms on its long-term debt to such lenders of approximately $36 million in aggregate as of September 30, 2000. The
Company has reached tentative verbal agreements with its four largest equipment lenders to make reduced principal payments from October 1, 2000 through the first quarter of 2001, which should improve the Company's cash flow. The agreements are subject to certain terms, conditions and documentation, and there can be no assurance that a definitive agreement will be executed. Until a definitive agreement is signed, the Company may be considered to be in default on these obligations. The Company was in default on the net worth and leverage ratio covenants on its amended line of credit agreement with HSBC as of September 30, 2000. HSBC has advised the Company that they have agreed in principle to waive the covenant defaults and revise them for the fourth quarter of 2000 and all of 2001, and the Company expects to execute documents to formalize the waiver in the next one to two weeks.

NOTE 5 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report to Shareholders. The following table summarizes the Company's continuing operations by business segment (in thousands):

RESULTS OF OPERATIONS

Segment information         Third Quarter Ended        Nine  Months Ended
                               September 30              September 30

(Unaudited)                  2000         1999         2000           1999
Operating Revenue
 Freight revenue         $16,072,556   $17,662,448   $52,853,073   $52,766,058
 Logistics revenue         2,618,432     2,839,378     7,602,276     6,988,153
 Total operating revenue  18,690,988    20,501,826    60,455,349    59,754,211
Operating Expenses
 Freight expenses         17,166,681    17,408,143    55,561,135    50,427,959
 Logistics expenses        2,470,734     2,698,872     7,239,748     6,625,466
 Total operating expenses 19,637,415    20,107,015    62,800,883    57,053,425
Operating Income (Loss)
 Freight operating income
 (loss)                   (1,094,125)      254,305    (2,708,062)    2,338,099
 Logistics operating
 income                      147,698       140,506       362,528       362,687
 Total operating income
 (loss)                     (946,427)      394,811    (2,345,534)    2,700,786

Interest Expense             974,408       922,557     2,877,204     2,644,127
Net Income (loss)         (1,336,899)     (327,746)   (3,415,515)       34,659

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

Overview. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto that are not purely historical, may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on current expectations and are subject to risks and uncertainties. These statements include statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; changes in competition and the effects of such changes; changes in fuel prices; changes in economic, political or regulatory environments; changes in the value of revenue equipment; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; availability of affordable financing and refinancing; changes in management strategies; environmental or tax matters; the ability of the Company to realize the benefits of its business plan, and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission (SEC). Readers should take these factors into account in evaluating any such forward looking statements. Readers should review and consider the various disclosures made by the Company, in reports to stockholders, and periodic reports on Form 8-K, 10-K and 10-Q filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


3rd Quarter 2000 v. 1999

   Operating Revenue. Operating revenue decreased by 8.8% in the third quarter ended September 31, 2000 compared to 1999. Freight revenue decreased by 9.0% as a result of a planned fleet reduction and logistics revenue decreased by 7.8%.

   Freight revenue decreased due to a decline in the average number of units in service. The rate per mile decreased to $1.072 (net of approximately $0.042 fuel surcharge) in the third quarter of 2000 compared to $1.075 in 1999. The average number of tractors in service decreased by 16.0% to 503 in the third quarter of 2000 compared to 599 in 1999. Tractors in service includes 47 owner operators in 2000 and 64 owner operators in 1999.
   Logistics revenue decreased due to a softer freight market in the third quarter of 2000 compared to 1999. Rail logistics revenue decreased 6.9% and truck logistics revenue decreased 8.9%.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 105.1% in the third quarter of 2000 compared to 98.1% in 1999.
   Salaries, wages and benefits increased to 36.1% of revenue in 2000 from 35.6% in 1999 primarily because of the decrease in revenue and a decrease in the average number of owner operators in service in 2000. Owner operators pay their own expenses, including payroll taxes, fuel, insurance and interest expense. The cost of owner operators is classified in purchased transportation. Additionally, as a result of a planned staff reduction, the Company had approximately 20% fewer office employees in the third quarter of 2000 compared to 1999.
   Purchased transportation, which represents the cost of owner operators, trailer rental costs and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 21.7% of revenue in 2000 from 21.6% in 1999. The increase is primarily a result of increased trailer rental costs in 2000 as a result of the rental of fifty-three foot trailers to drop additional trailers at customer locations.
   Fuel was 12.0% of revenue in 2000 compared to 8.6% in 1999. This is a result of substantially higher diesel fuel prices nationwide in the third quarter of 2000 compared to 1999. In order to offset the higher fuel costs, the Company has implemented a fuel surcharge to its customers, which is recorded in freight revenue. Additionally, the Company has engaged in a fuel hedging program in which it buys call options on heating oil in the approximate percentage of fuel not covered by a fuel surcharge. (See Market Risk below).
   Maintenance was 5.6% of revenue in 2000 compared to 6.2% of revenue in 1999 primarily as a result of lower overall maintenance costs from a newer fleet of tractors.
   Insurance and claims represented 3.0% and 1.9% of revenue in the third quarter of 2000 and 1999, respectively. The increase is a result of higher insurance premiums and higher accidents and claims levels. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue increased to 11.5% in 2000 from 9.9% in 1999. The increase is due to the loss on disposal of tractors and trailers of $229,000 in the third quarter of 2000 compared to a gain on disposals of $28,000 in 1999, which are classified in depreciation expense. In 1999, the Company had several tractors that were held longer than normal which were depreciated to their salvage value. Substantially all of those tractors were sold in 1999 and as of September 30, 2000 the Company does not have any tractors that depreciate to a salvage value. The Company also removed the salvage value on its approximately 250 forty-eight foot trailers effective January 1, 2000 and is now depreciating them over their remaining estimated useful lives without a salvage value, thereby increasing depreciation expense in 2000.
   Licenses and permits was 8.8% of revenue in 2000 compared to 8.7% in 1999. The increase is a result of the decline in revenue.
   Supplies and other expenses increased to 6.5% of revenue in 2000 from 5.7% in 1999 as a result of the increase in advertising for drivers and the decrease in revenue.

   Interest Expense. Interest expense was 5.2% of revenue in 2000 compared to 4.5% in 1999 due to higher interest rates.

   Income Tax Expense (Benefit). Income tax benefit was calculated at a 30.4% rate in 2000 compared to 37.9% in 1999. Due to continued operating losses, the Company cannot be assured beyond a reasonable doubt that it will realize the tax benefit of its net operating loss carryforwards in the future. Accordingly, the Company has recorded a valuation allowance for its net deferred tax asset of approximately $150,000 as of September 30, 2000.

   Net Income (Loss). The Company reported a net loss of $1,337,000, or $0.75 per share (basic and diluted), for the third quarter of 2000 compared to a net loss of $328,000, or $0.18 per share (basic and diluted), in 1999.

Nine Months Comparison 2000 v. 1999

   Operating Revenue. Operating revenue improved by 1.2% in the nine months ended September 31, 2000 compared to 1999. Freight revenue increased by 0.2% and logistics revenue increased by 8.8%.
   Freight revenue improved due to increases in rate per mile. The rate per mile increased to $1.069 (net of approximately $0.037 fuel surcharge)
during the period from $1.064 in 1999.   A  revenue rate
increase was implemented in March 2000. The average number of tractors in service decreased by 3.9% to 573 for the first nine months of 2000 compared to 596 in 1999. The average number of owner operators in service increased from 59 in 1999 to 84 in 2000.
   Logistics revenue increased due to a 23.2% increase in rail logistics revenue and an 8.7% decrease in truck logistics revenue.

   Operating Expenses. The operating ratio (total operating expenses as a percent of operating revenue) increased to 103.9% for the first nine months of 2000 compared to 95.5% in 1999.
   Salaries, wages and benefits decreased to 35.2% of revenue in 2000 from 37.1% in 1999 primarily because of the increase in logistics revenue.
   Purchased transportation, which represents the cost of owner operators, trailer rentals and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, increased to 22.9% of revenue in 2000 from 18.2% in 1999. The cost of owner operators increased as a result of the increase in the number of owner operators in service in 2000. The Company reduced its owner operator fleet in June of 2000 from 113 owner operators to 68 owner operators. Logistics division transportation costs increased 11.2% due to the increase in logistics revenue. Trailer rental costs increased in 2000 as a result of the rental of fifty-three foot trailers to drop additional trailers at customer locations.
   Fuel was 10.9% of revenue in 2000 compared to 7.2% in 1999. This is a result of substantially higher diesel fuel prices nationwide in the first nine months of 2000 compared to 1999.
   Maintenance was 5.2% of revenue in 2000 compared to 6.2% of revenue in 1999 primarily as a result of higher logistics revenue, the increase in owner operators and a newer fleet of tractors.
   Insurance and claims represented 3.0% and 2.5% of revenue for the first nine months of 2000 and 1999, respectively. The increase is primarily a result of higher premium costs in 2000. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
   Depreciation as a percent of revenue increased to 10.6% in 2000 from 9.2% in 1999 primarily because of a loss on disposal of tractors and trailers of $276,000 for the first nine months of 2000 compared to a gain of $49,000 in 1999. The Company had several tractors that were held longer than normal and still in service in 1999 that were depreciated to their salvage value. Substantially all of those tractors were sold in 1999 and as of September 30, 2000 the Company does not have any tractors that are depreciated to a salvage value.
   Licenses and permits was 8.9% of revenue in 2000 compared to 9.3% in 1999 primarily due to the higher logistics revenue and the increase in average owner operators in service.
   Supplies and other expenses increased to 6.0% of revenue in 2000 from 5.8% in 1999 as a result of the increase in advertising for drivers and professional fees.
   Write down of assets held for sale was 1.2% of revenue in 2000 . During the second quarter, the Company reduced the value of 130 trailers, 29 tractors and a remote fuel facility located in Wyoming.

   Interest Expense. Interest expense was 4.8% of revenue in 2000 compared to 4.4% in 1999 primarily due to higher interest rates.

   Income Tax Expense (Benefit). Income tax benefit was calculated at a 35.2% rate in 2000 compared to 38.8% in 1999. Due to continued operating losses, the Company cannot be assured beyond a reasonable doubt that it will realize the tax benefit of its net operating loss carryforwards in the future. Accordingly, the Company has recorded a valuation allowance for its net deferred tax asset of approximately $150,000 as of September 30, 2000.

   Net Income (Loss). The Company reported a net loss of $3,416,000, or $1.91 per share (basic and diluted), for the first nine months of 2000 compared to net income of $35,000, or $0.02 per share (basic and diluted), in 1999.
The Company changed its method of revenue recognition from the pickup method to the proportionate method. This change resulted in the cumulative effect adjustment of $0.02 per share.


LIQUIDITY AND CAPITAL RESOURCES

   The growth of the Company's business has historically required significant investments in new revenue equipment, which has been acquired primarily through secured borrowings. Capital expenditures for revenue equipment purchases declined to approximately $1,580,000 for the nine months ended September 30, 2000. The Company made substantially all of these purchases in the first quarter of 2000. The Company originally contracted to purchase this revenue equipment in 1999. The Company received approximately $3,138,000 in proceeds from the disposition of revenue equipment. The Company has no outstanding purchase commitments for replacement tractors. The Company's other capital expenditures are generally financed through internally generated funds and secured borrowings.

   Historically, the Company has obtained loans for revenue equipment which are of shorter duration than the economic useful lives of the equipment.
While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, it is management's belief that these factors have historically been mitigated by the more attractive interest rates and terms available on these shorter maturities.
This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception. This method of financing can be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at September 30, 2000 was $11.5 million. The Company's revolving line of credit, as amended, is classified as a current liability as of September 30, 2000 because it is due and payable on August 1, 2001. As of December 31, 1999, the balance of the amended revolving line of credit was approximately $1.6 million and was classified as long-term debt. Primarily due to the Company's equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion. The Company's continuing operating losses and a weaker used truck market are currently making it difficult for the Company to borrow funds for operations and expansion.
     The Company has a revolving line of credit, as amended, of $10.0 million with HSBC, which bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election, expires August 1, 2001 and is collateralized by accounts receivable of the Company. The agreement, as amended, allows for maximum advances of 85% of eligible accounts receivable less than 60 days past invoice date. The agreement, as amended, contains certain covenants relating to tangible net worth, leverage ratios, debt service coverage and other factors. Effective August 1, 2000, HSBC amended the amended line of credit agreement (Exhibit 10(c) Form 10Q For the Quarter ended June 30, 2000) to include a $1,000,000 reserve against accounts receivable. The $1,000,000 is subtracted from the Company's receivables borrowing base, as defined, when calculating the amount of borrowing capacity. The Company was in default on the net worth and leverage ratio covenants in the amended credit agreement at the end of the third quarter. HSBC agreed in principle to waive default on the covenants as of September 30, 2000. Additionally, HSBC agreed in principle to revise the minimum tangible net worth and leverage ratios for the third and fourth quarters of 2000 and for all of 2001. The Company had borrowings of $4.5 million under this amended line of credit at September 30, 2000. The Company had approximately $970,000 of additional borrowing availability at September 30, 2000, after deducting letters of credit, officers' stock loan commitments and the $1.0 million collateral reserve discussed above. A total of $1.2 million of the available amended credit line was committed for letters of credit issued by the financial institution. Additionally, approximately $40,000 of the available amended line of credit was committed for the Company's Guaranty of Executive Officer Stock Loans as more fully described in Note 3 to the third quarter financial statements.
   The Company filed a Report on Form 8-K on July 13, 2000 in which the
Company reported that it was in discussions with its four largest equipment lenders to renegotiate payment terms on its long-term debt to such lenders of approximately $37 million in aggregate as of June 30, 2000. The equipment lenders subsequently agreed to interest-only note payments for periods from sixty to ninety days beginning July 1, 2000, which improved the Company's cash flow. Certain lenders modified terms of the notes that will result in additional interest costs. These equipment loans are collateralized by the truck equipment purchased with the loan funds.
   In October 2000, the Company met with its four largest equipment lenders to renegotiate payment terms on its long-term debt to such lenders of approximately $36 million in aggregate as of September 30, 2000. The Company is concerned about having sufficient availability on the Company's existing $10 million line of credit for future operations. The Company has reached tentative verbal agreements with its four largest equipment lenders to make reduced principal payments from October 1, 2000 through the first quarter of 2001, which should improve the Company's cash flow. The agreements are subject to certain terms, conditions and documentation, and there can be no assurance that a definitive agreement will be executed. Until a definitive agreement is signed, the Company may be considered to be in default on these obligations. The Company was in default on the net worth and leverage ratio covenants on its amended line of credit with HSBC as of September 30, 2000. HSBC has advised the Company that they have agreed in principle to waive the covenant defaults and revise them for the fourth quarter of 2000 and all of 2001, and the Company expects to execute documents to formalize the waiver in the next one to two weeks.
   Based upon current information and internal forecasts reflecting challenging economic and industry conditions of high fuel costs, a slower freight market, difficulty in hiring drivers meeting the Company's standards and a depressed truck resale market, there can be no assurance that the Company will have sufficient cash available on its $10.0 million amended line of credit to meet its obligations in the normal course of business.
  The Company has been advised by its independent public accountants that, if contingencies regarding the Company's liquidity have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will contain the qualification that these matters raise substantial doubt about the Company's ability to continue as a going concern.

Market Risk

   The Company is exposed to various market risks, including the effects of interest rates and fuel prices. The Company utilizes primarily fixed rate financial instruments with varying maturities. The Company's long-term financing is all at fixed rates. The Company's amended working capital line of credit is at a variable rate.
   The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company maintained fuel inventories for use in normal operations at September 30, 2000 which represented no significant market exposure.
   There was no material change in the Company's exposure to market risk in the nine months ended September 30, 2000 as compared to December 31, 1999. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

                      PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings............................................*
ITEM 2 - Changes in Securities and Use of Proceeds....................*
ITEM 3 - Defaults Upon Senior Securities
The Company has a revolving line of credit agreement, as amended, which contains certain covenants relating to net worth, leverage ratios, debt service coverage and other factors. The Company was in default on the net worth and leverage ratio covenants at the end of the third quarter. HSBC has agreed in principle to waive default on these covenants as of September 30, 2000. The Company expects to formalize the waiver in writing in the next one to two weeks.

The Company made arrangements with certain lenders to make interest-only note payments for periods from sixty to ninety days beginning July 1, 2000. In October 2000, the Company received verbal agreement from these lenders to modify its payment terms through the first quarter of 2001, subject to certain terms, conditions and documentation. Until a definitive agreement is signed, the Company may be considered to be in default on these obligations. The total amount of principal payments which are being skipped (July 1, 2000 - September 30, 2000) is approximately $2.9 million. See "Item 2-Management's Discussion And Analysis Of Operations And Financial Condition-Liquidity And Capital Resources."

ITEM 4 - Submission of Matters to a Vote of Security Holders.........*
ITEM 5 - Other Information...........................................*
ITEM 6 - Exhibits and Reports on Form 8-K
      The Company did file exhibits or reports on Form 8-K during the nine months ended September 30, 2000.

   *No information submitted under this caption.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OTR EXPRESS, INC.
                                              (Registrant)

Date: November 14, 2000                    /s/   William P. Ward
                                            By: William P. Ward
                                            Chairman of the Board,
                                            President and Principal
                                            Executive Officer

Date: November 14, 2000                   /s/   Steven W. Ruben
                                           By: Steven W. Ruben
                                           Principal Financial Officer
                                           and Principal Accounting Officer