Form 10-K
period 2000-12-31
OTR EXPRESS INC/KS
filed 2001-04-02
CIK 881895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-K

               Annual Report Pursuant To Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the year ended December 31, 2000           Commission file number 1-19773

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

   (1) Yes    X         No                      (2) Yes    X        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $267,005 as of February 28, 2001.

                               1,782,022
(Number of shares of common stock outstanding as of February 28, 2001)

   Part II incorporates certain information by reference from the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 2000. Part III incorporates certain information by reference from the Registrant's definitive Proxy Statement dated April 10, 2001





                          OTR EXPRESS, INC.

                 2000 Annual Report on Form 10-K

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


                               PART I


Item 1.    Business

Overview

   The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto, may contain forward looking statements. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse affects of regulation; changes in freight demand and markets and the effects of such changes; increased competition; changes in fuel prices; changes in used tractor and trailer values; changes in economic, political or regulatory environments; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting
Company standards; changes in driver compensation rates; changes in management strategies; environmental or tax matters; increases in interest rates and availability of affordable financing; available cash liquidity to finance working capital and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward looking statements.

The Company

   OTR Express, Inc., a Kansas corporation, was organized in 1985 (the "Company" or "OTR") and operates primarily as a dry van, truckload carrier and logistics company. The Company transports a diversified mix of general commodities for a large base of customers (currently over 600) primarily east of the Rocky Mountains and in the Los Angeles area. OTR is headquartered in Olathe, Kansas, a suburb of Kansas City, Missouri. The Company also provides non-asset based third party logistics services to its customers, including rail, truckload, and less-than-truckload services.

Operating Strategy

   OTR's business philosophy is to provide high quality transportation services at a low cost. The Company has historically achieved this by (1) focusing on technology; (2) operating premium, late model equipment; (3) hiring experienced drivers; and (4) maintaining an efficient cost structure. From its founding in 1985 until 1995, the Company's operating strategy differed from that of most truckload carriers in that OTR serviced a large base of customers with no long-term contracts or commitments. This strategy allowed the Company to obtain the most profitable loads available on a spot basis. To identify the most profitable loads, the Company utilized its internally developed, proprietary Freight Optimization System - a next-move probability based freight system. The Freight Optimization System enabled the Company to analyze historical data to prioritize customers most likely to have freight that will produce the most profitable combination of rates and destinations. The Freight Optimization System was designed to maximize freight opportunities, maximize revenue per mile and minimize empty miles, but had become dependent to some extent on freight brokers offering opportunities in the spot market. In mid-1995, using the system, the Company received as much as 55% of its freight opportunities from freight brokers who typically pay 10% to 15% less per mile than direct shippers.

   In 1996, due to changing market conditions, the Company determined that it was necessary to change its operating strategy to market to larger national accounts and away from the lower priced spot freight market and its reliance on freight brokers. The objective of OTR's new operating strategy was to improve revenue per mile, equipment utilization, stability of the customer base and reduce reliance on freight brokers. These larger shippers are capable of offering increased load counts at higher revenue rates. The larger shippers require additional services, including guaranteed equipment availability, drop trailers and fifty-three foot trailers. Additionally, in 1996, the Company began offering Qualcomm satellite communications on every truck and electronic data interchange (EDI) for load status information to serve the Company's larger national accounts. The Company is working to integrate these larger shippers into the Company's existing operating strategy effectively, providing a higher mix of more profitable shipper freight. In this operating strategy, the Company now emphasizes a balance of inbound and out bound shipper freight in twenty eight target cities, minimizing out of target area freight and focusing on lane density and utilization of equipment for the lane.

   OTR has reduced regional short-haul operations to focus on the Kansas City operation which has proven to be more profitable than other cities.

   The Company has sustained significant losses during 1999 and 2000 due to slowing freight demand, higher fuel prices, higher insurance costs, depressed used tractor and trailer values, increased driver pay and other factors. There can be no assurance that the Company will be able to successfully address this current situation without substantial waivers and/or modifications to its current debt agreements.

   Subsequent to year-end the company decided to reduce the size of its fleet as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and footnotes to the audited financial statements.

Customers and Marketing

   OTR has a large customer base that is diversified in terms of geographic location and types of commodities shipped. The
Company markets its services based on dependable, time definite delivery and service.

   The Company obtains freight in three different manners: directly from shippers ("OTR Shippers"), through Company agents ("Agent Shippers") and from freight brokers. OTR Shippers are marketed directly by OTR sales representatives. Agent Shippers are marketed by the Company's outside sales agents. The Company's customer database includes approximately 250 OTR Shippers, 160 Agent Shippers and 220 freight brokers. In 2000, OTR Shippers accounted for 69% of OTR's revenue miles, Agent Shippers accounted for 10% and freight brokers accounted for 21%.

   The freight obtained from OTR Shippers and Agent Shippers is generally more profitable than freight obtained from brokers, having freight rates which average 10% to 15% more than brokered freight. From the Company's inception through 1995, sales representatives operated primarily through direct telemarketing efforts.

   During 1998, the Company divided its operations and sales departments into seven regional teams to better serve customers in those regions. The Company has since reduced the number of operations and sales regions to five. In order to capitalize on this structure, the Company currently has regional sales managers in the Kansas City, Columbus and Boston metropolitan areas. The focus of these regional sales managers is to enhance freight opportunities with current customers and to add new customers.

   The Company's brokered freight is obtained through a network of freight brokers who contract for freight directly from shippers and re-contract with the Company to transport the freight. A freight broker helps carriers obtain loads in areas where the carrier does not typically have a large number of customers, thereby minimizing the empty miles of the carrier. Freight brokers typically earn a margin based on a percentage of the carrier's freight fee. The Company has developed a network of approximately 220 freight brokers. The Company hopes to reduce the percentage of revenue miles from freight brokers in the future.

   For the year ended December 31, 2000, the Company's 20, 10 and five largest customers accounted for 35.7%, 22.9% and 13.7%, respectively, of the Company's operating revenue. The largest customer accounted for 4.4% of the Company's operating revenue for that period.

Logistics Division

   To better serve its customers, OTR has developed a logistics division which brokers loads to other carriers. The Company contracts with other trucking companies to haul freight on their equipment for OTR's customers. The Company is able to increase its profitability while satisfying its customers' shipping needs without utilizing Company owned equipment.

   In 1998, OTR formed a rail logistics department within its OTR Logistics division. The intermodal logistics department contracts with rail carriers to move freight on rail equipment for customers and was based in Salt Lake City, Utah. In January, 2001, the Company consolidated its rail division into the logistics division at its home office in Olathe, Kansas. OTR expects to utilize its information technology to improve the operating efficiency and capacity for the intermodal logistics department. OTR's internal computer programmers have developed a proprietary load order system specifically for intermodal logistics services which is integrated with the Company's current system and substantially reduces the amount of time it takes to coordinate the movement of a load. The intermodal logistics division operates as a non-asset based transportation service provider and the Company expects that it will not require the purchase of transportation equipment.

   Logistics division revenue increased to $10.2 million in 2000 from $9.7 million in 1999. OTR expects total revenues from the rail logistics division to decrease from current levels as a result of the consolidation of its rail division into its logistics division at its home office in Olathe, Kansas.

Drivers, Other Employees and Owner-Operator Drivers

   Recruiting and retaining professional, experienced drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug and alcohol testing. OTR's drivers have an average age of 47.5 years and average 13.6 years of driving experience. Within the Company, drivers are considered "managers" and are given a high level of responsibility to manage the profitability of their equipment.

   The Company's Driver Incentive Management System allows experienced drivers to earn higher compensation than prevailing industry wages. The Company provides incentive programs for its drivers based on number of miles driven, fuel efficiency, safety record and profitability. OTR considers each tractor and its driver to be a separate profit center, with profit center reports, including the actual revenue and expense of the equipment and fixed expense components for administration, taxes and depreciation, generated monthly. Under the Company's "profit center" program, on a quarterly basis, a distribution approved by management may be distributed to the drivers based on the profitability of their respective profit centers and profitability of the Company. The program is designed to give OTR's drivers the incentive to improve their individual productivity, minimize costs and thereby increase overall Company profitability.

   Driver recruitment and retention is essential to the
maintenance of high equipment utilization.   OTR's drivers are given
recruiting bonuses for the referral of new drivers to the Company. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips the tractors with optimal comfort and safety features, such as on-board satellite communications, high quality interiors, power steering, automatic braking systems, engine brakes and oversized sleepers. The Company's driver turnover rate was 87% in 2000, which management believes to be consistent with other companies in the industry.


   At December 31, 2000, the Company's ratio of tractors to non-driving employees was 4.48 to one, which management believes is above industry standards. At February 28, 2001, the Company had 317 employees, of whom 219 were drivers and 98 were management and administrative personnel. At February 28, 2001, the Company also had contracts with independent contractors (owner-operators) for the services of 59 tractors that provide both a tractor and a qualified driver. The Company's employees are not represented by a collective bargaining unit. Employees may participate in OTR's 401(k) program and in Company-sponsored health, life and dental plans. The Company does not have any employees who are receiving post retirement benefits and does not anticipate offering any post retirement benefits in the future. Management considers relations with its employees to be good, considering the difficult operating circumstances.

   In 1997, the Company began contracting with owner-operators to haul freight for the Company's customers. The Company recognizes that carefully selected owner-operators complement its company drivers. Owner-operators supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operators provide their own tractors, less capital is required from the company for growth and they provide the Company with another source of drivers to support its growth. While the Company is currently engaged in a significant downsizing, it expects to continue to recruit owner-operators, as well as company drivers, to maintain whatever staffing levels it needs.


Revenue Equipment

   The Company believes that a key to the successful retention of drivers is the use of standardized, fuel efficient, late-model tractors and trailers. The Company purchases all new tractors, primarily with driver comfort, fuel efficiency, safety and overall economy in mind. To recruit and retain high-quality drivers, all of the tractors owned by the Company have deluxe interiors and oversized sleepers. The average age of OTR's tractors and trailers at December 31, 2000 was 2.1 years and 3.6 years, respectively.

   At December 31, 2000 the Company owned 203 Navistar tractors and 227 Peterbilt tractors. The tractors include engines which are fully electronic and manufactured by Detroit Diesel and Caterpillar. Trailers in the fleet at year-end were manufactured by Pines, Utility, Great Dane, Stoughton and Trailmobile. All of the Company's trailers have a 110 inch inside height and are 102 inches wide, the maximum width generally allowed by law. The trailer fleet at December 31, 2000 included 796 fifty-three foot trailers and 122 forty-eight foot trailers. The Company owns only dry van trailers.

   The following table shows the age of Company-owned equipment in service at December 31, 2000.

            Acquisition Year      Tractors      Trailers

                 2000                19             -
                 1999               258            20
                 1998                76           279
                 1997                77           292
                 1996                 -           205
                 1995                 -           110
                 1994                 -            12

                 Total              430           918


      In 2000 and 2001, the market for used tractors and trailers has seen a dramatic increase in supply and thus a significant decrease in value for used equipment the Company wishes to sell.


   The Company's preventive maintenance program focuses on early diagnosis of problems and contracting maintenance out to third-party providers. In addition to annual Department of Transportation ("DOT") inspections, tractors are inspected when they pass through the Company's diagnostic facilities at its headquarters. Almost all tractors are still under warranty and are generally traded in before their engine warranties expire. The exclusive use of third-party maintenance providers, coupled with the effective utilization of manufacturers' warranties and the Company's trade-in policy, allows the Company to minimize its maintenance costs. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to company-owned tractors, to monitor continued compliance. Subsequent to year-end, the Company decided to reduce the size of its fleet as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and footnotes to the audited financial statements.


Fuel Availability and Cost

      The Company actively manages a portion of its fuel costs through a five component fuel management system which incorporates: wholesale purchasing for the Company's unmanned fuel facilities, mileage pay rates based upon fuel economy, the "profit center" incentive driver compensation program, fuel hedging, and equipment specifications. See "-Drivers and Other Employees." While the system does reduce some of the effects of a volatile fuel market, it is limited in nature and the Company is adversely affected by rising fuel costs.

      The Company owns four automated fuel facilities, one located at the Company's headquarters in Kansas and one each located on major traffic lanes in Arizona, Ohio and Texas. Each of the three remote unmanned fuel facilities consists of an above-ground fuel tank, pump and a computer modem linking it directly to the Company's computers. In 2000, the Company purchased 15.7% of its fuel in bulk for distribution through its automated fuel facilities. These facilities allow the Company to purchase fuel at wholesale prices.

      As a way to protect the Company against a portion of major fuel price increases, since October 1994 the Company has engaged in a fuel hedging strategy. Pursuant to this program, the Company buys four-or-six month call options within ten cents of current market prices, to buy futures contracts for #2 heating oil, in amounts equal to less than 50% of the Company's anticipated fuel purchases for such period.

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

Competition

      The truckload industry is extremely competitive and highly fragmented, with numerous regional, inter-regional and national truckload carriers, none of which dominates the market. The Company competes primarily with other long-haul truckload carriers, rail-truck intermodal transportation, railroads and, to a lesser degree, with less-than-truckload ("LTL") carriers. Most of OTR's larger truckload competitors utilize "core carrier" or "lane density" marketing concepts, which emphasize greater individualized service to a smaller number of shippers. Many long haul truck load carriers utilize driver teams which allow them to provide expedited service while complying with DOT regulations concerning driver's duty hours. OTR's drivers consist principally of single drivers. Intermodal transportation and railroads typically have created downward pressure on the truckload industry's pricing structure. The Company competes for freight based primarily on freight rates, service and reliability. Many of the Company's competitors are better capitalized and have greater financial resources that enable them to better manage through difficult market conditions such as the Company experienced in 2000.

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

      The Company owns real estate in Olathe, Kansas, where the Company is headquartered. The property includes a 22,000 square foot office facility and a 9,400 square foot diagnostic and inspection facility. The property also includes approximately 258,000 square feet of parking space and the Kansas fuel facility. Additionally, as of December 31, 2000, the Company owns tracts, each approximately one acre in size, in Arizona, Ohio, Texas and Wyoming, on which its remote fuel facilities are located. Subsequent to year end, the Company sold its Wyoming fuel facility and is under contract to sell its Ohio fuel facility, although there can be no assurance that the sale of the
Ohio fuel facility will close.   See "Item 1-Fuel Availability
and Cost."


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
           Matters.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, under the caption "Price
Range of Stock."


Item 6.  Selected Financial Data.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, under the caption
"Financial Highlights."


Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000 under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

Item 8.  Financial Statements and Supplementary Data.

                 Index to Financial Statements

   The information required by this Item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000 under the caption
"Financial Statements" and "Quarterly Financial Data."

                                                       Annual Report Page

   Report of Independent Public Accountants                     13
   Balance Sheets                                               14
   Statements of Operations                                     15
   Statements of Stockholders' Equity                           16
   Statements of Cash Flows                                     17
   Notes to Financial Statements                                18
   Supplemental Financial Information                           28

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

   None.

                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated April 10, 2001 under the headings "Proposal One: Election of Class C Directors- Nominees," "The Board of Directors-Continuing Directors," "Executive Officers-Information About Other Executive Officers" and "Miscellaneous-Section 16 Reporting" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.

   The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated April 10, 2001 under the heading "Stock Ownership of Certain Beneficial Owners and Management" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement dated April 10, 2001 under the heading "Certain Relationships and Other Transactions" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                               PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

(a)   List of documents filed as part of this Report on Form 10-K.

   (1)  Financial Statements
         All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

   (2)  Financial Statement Schedules
                                                            Page of
   Schedule Number   Description                           2000 10-K

      II             Valuation and Qualifying Accounts         17

   The report of the Registrant's independent public accountants with respect to the above listed financial statements and financial statement schedules appears on page 13 of this Annual
Report on Form 10-K.

   All other financial statement schedules not listed above have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

   (b)   Reports on Form 8-K

In the fourth quarter of 2000, the Company filed a Form 8-K on December 13, 2000.

                              Exhibits

Exhibit                                          Page Number or Incorporation
Number            Description                          By Reference To

3(a)(1) Articles of Incorporation, as amended    Exhibit 3(a) to Annual Report
        prior to July 10, 1988                   for the year ended Dec 31,
                                                 1994 on Form 10-K (SEC File
                                                 No. 1-19773)

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

4(a)    Specimen Common Stock Certificate        Exhibit 4(a) to Amendment
                                                 No. 1 to Registration
                                                 Statement on Form S-18(SEC
                                                 File No. 33-44422FW)

10(a)   1991 Incentive Stock Option Plan of      Exhibit 10(a) to Registration
        OTR Express, Inc.                        Statement on Form S-18 (SEC
                                                 File No. 33-44422FW)

10(b)   Mortgage note dated January 10, 1995     Exhibit 10(xx) To Annual
        between Registrant and Toni J. Report    for the year ended Dec 31,
        Waggoner and Robert E. Waggoner,         1994 on Form 10-K (SEC File
        as Trustees                              1-19773)


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

10(f)   Guaranty Agreement dated February 27,    Exhibit 10(q) to Quarterly
        1998 between Registrant and HSBC         Report for the period ended
        Business Loans, Inc.-Steven W.           March 31, 1998 on Form 10-Q
        Ruben                                    (SEC File No. 1-19773)


10(g)   Stock Purchase Assistance Agreement      Exhibit 10(s) to Quarterly
        dated February 27, 1998 between the      Report for the period ended
        Registrant and Steven W. Ruben           March 31, 1998 on Form 10-Q
                                                 (SEC File No. 1-19773)

10(h)   Amended Loan and Security Agreement      Exhibit 10(m) to Annual Report
        Agreement dated February 24, 2000        for the year ended December
        between Registrant and HSBC              31, 2000 on Form 10-K (SEC
                                                 File No. 1-19773)

10(i)   Form of Carrier/Shipper Transportation   Page 18 of sequentially
        Contract*                                numbered pages

10(j)   Amended Loan and Security Agreement      Page 21 of sequentially
        dated February 22, 2001 between          numbered pages
        Registrant and HSBC*

10(k)   Agreement dated March 15, 2001 between   Page 25 of sequentially
        the Registrant and Hillcrest Bank*       numbered pages

10(l)   First Amended Stock Loan Agreement       Page 27 of sequentially
        dated January 31, 2000 between the       numbered pages
        Registrant and Steven W. Ruben*

10(m)   Second Amended Stock Loan Agreement      Page 28 of sequentially
        dated June 1, 2000 between the           numbered pages
        Registrant and Steven W. Ruben*

10(n)   Third Amended Stock Loan Agreement       Page 30 of sequentially
        dated October 1, 2000 between the        numbered pages
        Registrant and Steven W. Ruben*

10(o)  Stock Loan Agreement dated February       Page 31 of sequentially
       2, 2001 between the Registrant and        numbered pages
       Steven W. Ruben*

10(p)  Debt Restructure Agreement dated          Page 35 of sequentially
       December 20, 2000 between the             numbered pages
       Registrant and Navistar Financial
       Corporation*

10(q)  Modification Agreement dated October 3,   Page 40 of sequentially
       2000 between the Registrant and           numbered pages
       Associates Commercial Corporation*

10(r)  Credit Restructure Agreement dated        Page 41 of sequentially
       October 1, 2000 between the               numbered pages
       Registrant and Paccar Financial
       Corporation*

10(s)  Extension Agreement dated February 27,    Page 60 of sequentially
       2001 between the Registrant and           numbered pages
       Navistar Financial Corporation*

10(t)  Agreement Regarding Private Sale and      Page 61 of sequentially
       Deficiency Balance dated February 26,     numbered pages
       2001 between the Registrant and
       Navistar Financial Corporation*

10(u)  Environmental Indemnity Agreement         Page 64 of sequentially
       dated March 2, 2001 between the           numbered pages
       Registrant and Associates
       Commercial Corporation*

10(v)  Mortgage, Assignment of Rents and         Page 77 of sequentially
       Leases and Security Agreement dated       numbered pages
       March 2, 2001 between the Registrant
       and Associates Commercial Corporation*

10(w)  First Amended Stock Loan Agreement        Page 115 of sequentially
       dated January 31, 2000 between the        numbered pages
       Registrant and Jeff Brown*

10(x)  Second Amended Stock Loan Agreement       Page 116 of sequentially
       dated June 1, 2000 between the            numbered pages
       Registrant and Jeff Brown*

10(y)  Financing Statement dated February       Page 118 of sequentially
       21, 2001 between the Registrant and      numbered pages
       Associates Commercial Corporation*

11     Statement re: Computation of Earnings     Page 121 of sequentially
       per Share*                                numbered pages

13(a)  Annual Report to Stockholders             Exhibit 13(b) to Annual
       for the year ended December 31, 1999      Report for the year ended
                                                 December 31, 1999 on Form
                                                 10-K/A (SEC File No. 1-19773)

13(b)  Annual Report to Stockholders             Page 122 of sequentially
       for the year ended December 31, 2000      numbered pages

23     Consent of Arthur Andersen LLP*           Page 156 of sequentially
                                                 numbered pages

* Filed herewith.



SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        OTR EXPRESS, INC.

Date:  March 29, 2001                  /s/ WILLIAM P. WARD
                                       Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                             Title                           Date

/s/WILLIAM P. WARD            President, Principal Executive    March 29, 2001
William P. Ward               Officer and Chairman of the Board

/s/JANICE K. WARD             Vice President and Director       March 29, 2001
Janice K. Ward

/s/STEVEN W. RUBEN            Vice President Finance            March 29, 2001
Steven W. Ruben               Principal Financial Officer and
                              Principal Accounting Officer

/s/CHRISTINE D. SCHOWENGERDT  Treasurer and Secretary           March 29, 2001
Christine D. Schowengerdt

/s/JAMES P. ANTHONY           Director                          March 29, 2001
James P. Anthony

/s/DEAN W. GRAVES             Director                          March 29, 2001
Dean W. Graves

/s/RALPH E. MACNAUGHTON       Director                          March 29, 2001
Ralph E. MacNaughton

/s/TERRY G. CHRISTENBERRY     Director                          March 29, 2001
Terry G. Christenberry

/s/CHARLES M. FOUDREE         Director                          March 29, 2001
Charles M. Foudree


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SCHEDULES









To the Board of Directors and Stockholders of OTR Express, Inc.:


   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in OTR Express, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                               /s/Arthur Andersen LLP
                                               Arthur Andersen LLP







Kansas City, Missouri
February 9, 2001



Schedule II


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Balance at      Additions                       Balance at
                  Beginning       Charged to                         End
                   Of Year         Expense       Deductions        of Year

 Allowance for
 doubtful accounts

1998               101,123        47,648         71,368            77,403

1999                77,403       141,485         32,668           186,220

2000               186,220        92,383        129,290           149,313

 Valuation allowance
 on deferred tax asset

2000                     -     1,367,805              -         1,367,805





                      CORPORATE INFORMATION


Corporate Offices                           Common Stock Listing
OTR Express, Inc.                           OTR Express, Inc.'s common
804 N. Meadowbrook Drive                    stock trades on The American
Olathe, Kansas 66062                        Stock Exchange under the
(913) 829-1616                              symbol OTR




Mailing address:
     PO Box 2819
     Olathe, Kansas 66063-0819