Form 10-Q
period 2001-03-31
OTR EXPRESS INC/KS
filed 2001-05-15
CIK 881895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

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

                             YES X  NO
                                ---    ------


                                    1,782,022
------------------------------------------------------------------------------
      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 2001)

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OTR EXPRESS, INC.

BALANCE SHEETS

--------------------------------------------------------------------------------------

                                                         March 31        December 31
(Unaudited)                                                2001              2000
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash                                               $        525       $    203,576
    Accounts receivable, less allowance                   5,240,142          9,155,128
    Inventory                                               115,688            214,386
    Assets held for sale                                  4,095,607          3,001,499
    Prepaid expenses and other                            1,100,869            506,085
                                                       ------------       ------------
      TOTAL CURRENT ASSETS                               10,552,831         13,080,674

PROPERTY AND EQUIPMENT, at cost, less accumulated
      depreciation                                       24,409,814         35,580,981
                                                       ------------       ------------

      TOTAL ASSETS                                     $ 34,962,645         48,661,655
                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Checks outstanding                                 $    441,198       $         --
    Accounts payable, trade                               1,855,108          2,130,814
    Accrued payroll and payroll taxes                       892,811            885,017
    Insurance and claims and other                        1,491,526          1,490,416
    Debt currently payable                               30,479,581         42,003,353
                                                       ------------       ------------
      TOTAL CURRENT LIABILITIES                          35,160,224         46,509,600


LONG-TERM DEBT, less current portion above                       --                 --
DEFERRED INCOME TAXES                                            --                 --

STOCKHOLDERS' EQUITY (DEFICIT)                             (197,579)         2,152,055
                                                       ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)                                      $ 34,962,645       $ 48,661,655
                                                       ============       ============

--------------------------------------------------------------------------------------

OTR EXPRESS, INC.

STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                              March 31

(Unaudited)                                                          2001                2000
-------------------------------------------------------------------------------------------------

OPERATING REVENUE
  Freight revenue                                                 $ 11,642,895       $ 18,516,184
  Logistics revenue                                                  1,172,288          2,460,959
                                                                  ------------       ------------
  Total operating revenue                                           12,815,183         20,977,143
                                                                  ------------       ------------

OPERATING EXPENSES
  Salaries, wages and benefits                                       5,041,798          7,469,839
  Purchased transportation                                           2,580,164          4,728,253
  Fuel                                                               1,467,016          2,233,918
  Maintenance                                                          608,238          1,022,645
  Depreciation                                                       1,682,934          2,133,279
  Insurance and claims                                                 597,836            583,053
  Taxes and licenses                                                 1,217,567          1,934,668
  Supplies and other                                                 1,007,969          1,198,188
  Write down of equipment                                              142,926                 --
                                                                  ------------       ------------
  Total operating expenses                                          14,346,448         21,303,843
                                                                  ------------       ------------

Operating income (loss)                                             (1,531,265)          (326,700)
Interest expense                                                       805,817            935,229
                                                                  ------------       ------------

Income (loss) before income taxes and  cumulative effect
   of accounting change                                             (2,337,082)        (1,261,929)
Income tax expense (benefit)                                                --           (479,729)
                                                                  ------------       ------------
Income (loss) before cumulative  effect of accounting change        (2,337,082)          (782,200)
Cumulative effect on prior year of change in revenue
   recognition method,  less related income tax effect                      --             31,442
Cumulative effect on prior year of change in method of
   accounting for derivatives and hedging activities                    22,552                 --
                                                                  ------------       ------------

Net loss                                                          $ (2,359,634)      $   (813,642)
                                                                  ============       ============

Weighted average number  of shares
   Basic                                                             1,782,022          1,782,129
   Diluted                                                           1,782,022          1,782,129

Earnings (loss) per share before cumulative effect of
   accounting change
   Basic                                                          $      (1.31)      $      (0.44)
   Diluted                                                               (1.31)             (0.44)

Earnings (loss) per share
   Basic                                                          $      (1.32)      $      (0.46)
   Diluted                                                               (1.32)             (0.46)
--------------------------------------------------------------------------------------------------

OTR EXPRESS, INC.

STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       March 31

(Unaudited)                                                       2001             2000
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 3,077,651       $   409,277
                                                              -----------       -----------

INVESTING ACTIVITIES
Acquisition of property and equipment                              (3,080)       (1,326,737)
Proceeds from disposition of property and equipment               240,650           464,455
                                                              -----------       -----------
     NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                   237,570          (862,282)
                                                              -----------       -----------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                               --         1,316,465
Repayments of long-term debt                                      (44,846)       (3,376,512)
Net increase (decrease) in revolving line of credit            (3,473,426)        2,619,860
Other                                                                  --            (1,544)
                                                              -----------       -----------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                     (3,518,272)          558,269
                                                              -----------       -----------

      NET INCREASE (DECREASE)  IN CASH                           (203,051)          105,264
      CASH, BEGINNING OF PERIOD                                   203,576           113,284
                                                              -----------       -----------

      CASH, END OF PERIOD                                     $       525       $   218,548
                                                              ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
      Cash paid for interest                                  $   156,941       $   918,015

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
      Decrease in guarantee of executive officers' stock
      purchase plan loans                                     $        --       $   (10,000)

      Return of tractors and trailers in exchange for
      forgiveness of debt                                     $ 8,005,500       $        --
-------------------------------------------------------------------------------------------

                                OTR EXPRESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

The financial statements have been prepared under the assumption that the Company will continue as a going concern. As discussed in Note 6, subsequent to March 31, 2001, the Company has decided to shut down operations and wind up its business. These financial statements have not been prepared assuming a liquidation scenario. Under such a scenario, the value of the assets and liabilities could be substantially different than those presented in the balance sheets.

The Company changed its method of accounting for its fuel derivative instruments effective January 1, 2001. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, (SFAS
133) "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 137, "Accounting for Certain Instruments and Certain Hedging Activity", to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Company has certain fuel derivative instruments to manage a small portion of its exposure to variable diesel fuel prices. The Company did not designate such instruments as hedges and as such has recorded a $22,552 charge as a cumulative effect of an accounting change on January 1, 2001.

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

The Company reduced the value of approximately 338 trailers, 26 tractors and the Ohio remote fuel facility during the first quarter of 2001. These represent assets which are held for sale, pursuant to Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." The charge needed to write these assets down to net realizable value approximated $143,000. The Company expects to sell or return to lenders substantially all of these tractors and trailers prior to June 30, 2001.

NOTE 2 - LONG-TERM DEBT
During the three months ended March 31, 2001, the Company did not purchase any new revenue equipment and did not incur any new installment debt.

As a result of the Company's announcement on May 9, 2001 that it will be winding down operations within the next sixty days, all of the Company's long-term debt is classified as currently payable at March 31, 2001.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
In 1998, the Company entered into Stock Purchase Assistance Agreements ("Agreements") with four of its executive officers that allowed them to purchase company stock in the amount of $480,000 collectively, with funds from personal loans which are partially guaranteed by the Company. The loans are payable in six equal principal installments plus interest payable on January 1st of each year. The loans bear interest at the prime rate (9.50 percent at December 31, 2000). If the executive officers remain with the Company for the entire year, the Company will pay to the executive officers, as compensation, an amount equal to the principal installment loan payments due for such year. The executive officers are then responsible for paying to the lender the principal installment loan payment due and any accrued interest for the year. Additionally, the executive officers are responsible for paying income taxes on the principal installment loan payments out of their own funds. The Company does not guarantee the accrued interest portion of the loans. During 2000, the Company amended the agreements to provide for accelerated principal payments to the executive officers.

During 2000, one of the executive officers terminated his employment with the Company. The Company paid off a portion of his stock loan and he paid off the remaining balance on his loan. The balance of the guarantee was reduced as a result of the payoff of this loan.

During February 2001, the Company paid off the remaining loan balance of $23,333 at the bank for the one executive officer still subject to the plan. The executive is now obligated to the Company should he resign from the Company or be terminated with cause and the obligation amortizes at the rate of $3,333 per month (recorded as compensation expense), with the executive's obligation reduced to zero at September 1, 2001. Should the executive be terminated by the Company without cause, the unamortized balance will be forgiven. The remaining obligation to the Company is non-interest bearing. As of March 31, 2001, the remaining obligation for the executive is $20,000. The Company has recorded the executive's remaining obligation as a reduction of stockholders' equity (deficit).

NOTE 4 - LIQUIDITY
Higher fuel prices, unseated tractors, a weak economy, increased driver payroll costs and weak used truck and trailer markets contributed to losses of $2,359,634 in the first quarter of 2001 and $6,926,985 and $892,085 in the years ended December 31, 2000 and 1999, respectively. Additional losses are expected. These losses have made it difficult for the Company to achieve a positive cash flow on a consistent basis and to timely meet its current obligations as they become due in the normal course of business. In order to improve cash flow and reduce debt, the Company sold more than one hundred tractors and nearly two hundred trailers in 2000, and negotiated revised and extended terms on most of its remaining equipment obligations. During the first quarter of 2001, the Company announced a significant fleet reduction. Proceeds from the sale of this revenue equipment were used to reduce debt. The Company is in violation of its debt covenants and has not received waivers of these violations.

Through the cooperation of its four largest equipment lenders, the Company was able to negotiate certain changes to its existing equipment obligations. These changes included omitting certain monthly debt payments, stated periods for which interest only is due, and extended note maturity dates to reduce current monthly obligations. While these efforts have provided some relief, the Company continues to face difficulties in meeting all debt obligations as they come due and is delinquent on certain obligations to its equipment lenders. In late March 2001, the Company determined that it needed to further modify its debt repayment schedule and will be required to seek additional deferrals of debt repayments.

Management has attempted to improve cash flow and reduce losses through reduction in the size of its tractor and trailer fleet, workforce reductions and continued negotiations with its lenders. By lowering the size of the fleet, management hopes to reduce its debt obligations and improve the profitability of freight that it carries.

To address its cash flow deficit, the Company made efforts to obtain new capital. However, management was unable to raise new capital, and, in the view of management, it is unlikely that such new capital is available.

NOTE 5 - SEGMENT INFORMATION
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2000 Annual Report to Shareholders. The following table summarizes the Company's continuing operations by business segment (in thousands):

RESULTS OF OPERATIONS

SEGMENT INFORMATION                             First Quarter Ended
-------------------
                                                     March 31

(UNAUDITED)                                   2001               2000

Operating Revenue
   Freight revenue                        $ 11,642,895       $ 18,516,184
   Logistics revenue                         1,172,288          2,460,959
                                          ------------       ------------
     Total operating revenue                12,815,183         20,977,143
                                          ============       ============
Operating Expenses
   Freight expenses                         13,145,471         18,940,209
   Logistics expenses                        1,200,977          2,363,634
                                          ------------       ------------
     Total operating expenses               14,346,448         21,303,843
                                          ============       ============
Operating Income (loss)
   Freight operating loss                   (1,502,576)          (424,025)
   Logistics operating income (loss)           (28,689)            97,325
                                          ------------       ------------
     Total operating  loss                  (1,531,265)          (326,700)
                                          ============       ============

Interest Expense                               805,817            935,229
Net Loss                                    (2,359,634)          (813,642)

NOTE 6 - SUBSEQUENT EVENT

On May 9, 2001, the Company filed a Form 8-K Current Report with the SEC in which it announced that it will cease operations within 60 days because of adverse business conditions, including a difficult freight market, high fuel costs, high insurance costs and declining used truck and trailer values. These factors would preclude the Company from achieving operational profitability in the foreseeable future. The Company expects to complete its shutdown of truckload operations in the next several weeks and wind up its business within 60 days. The Company stated that its line of credit lender has a security interest in the Company's accounts receivable, and that its equipment lenders are secured by the revenue equipment (trucks and trailers) purchased, but that the value of such equipment did not fully collateralize the equipment lenders, especially due to the unprecedented decrease in value of used truck equipment. The Company anticipates that it may lack sufficient funds to fully pay unsecured creditors, and that stockholders should not expect any distributions in the liquidation.

In connection with the Company's ceasing of operations, the Company filed a Form 8-K Current Report on May 11, 2001 in which it announced that it had applied to the SEC to remove its shares of Common Stock ("Common Stock"), par value $0.01 per share, from listing on the American Stock Exchange (AMEX). The Company had not met AMEX continued listing requirements for some time. Trading in shares of the Company's common stock was halted on May 9, 2001 when the Company announced that it will cease operations within sixty days and liquidate and that shareholders should not expect any distributions in such liquidation. The Company has been informed by AMEX that trading will remain halted until the delisting is completed. The Company expects that the delisting will be granted by the SEC, whereupon it is unknown whether and to what extent a trading market will exist for the Common Stock.

    ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

OVERVIEW. The discussion set forth below as well as other documents incorporated by reference herein and oral statements made by officers of the Company relating thereto that are not purely historical, may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on current expectations and are subject to risks and uncertainties. These statements include statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward looking statements. Such differences could be caused by a number of factors including, but not limited to, potential adverse effects of regulation; changes in competition and the effects of such changes; changes in fuel prices; changes in economic, political or regulatory environments; changes in the value of revenue equipment; litigation involving the Company; changes in the availability of a stable labor force; ability of the Company to hire drivers meeting Company standards; availability of affordable financing and refinancing; changes in management strategies; environmental or tax matters; the ability of the Company to realize the benefits of its wind down plan, and risks described from time to time in reports filed by the Company with the Securities and Exchange Commission (SEC). Readers should take these factors into account in evaluating any such forward looking statements. Readers should review and consider the various disclosures made by the Company, in reports to stockholders, and periodic reports on Form 8-K, 10-K and 10-Q filed with the Securities and Exchange Commission ("SEC"). The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



1ST QUARTER 2001 V. 2000

         OPERATING REVENUE. Operating revenue decreased by 38.9% in the first quarter ended March 31, 2000 compared to 2000. Freight revenue declined by 37.1% and logistics revenue declined by 52.4%.

         Freight revenue decreased due to a decline in the average number of units in service as a result of a planned fleet reduction. The rate per mile increased to $1.105 (including fuel surcharge) in the first quarter of 2001 compared to $1.098 in 2000. The average number of tractors in service decreased by 37.5% to 379 in the first quarter of 2001 compared to 606 in 2000. Tractors in service at March 31, 2001 was 278 compared to 615 in 2000. Tractors in service includes 56 owner operators in 2001 and 112 owner operators in 2000.

         Logistics revenue decreased primarily due to the closing of the Salt Lake City rail division office in January 2001 and moving the operations to Company headquarters in Olathe, Kansas. None of the Salt Lake City employees were retained as employees. Truck brokerage revenue decreased by 7.5% and rail division revenue decreased by 76.0%.



         OPERATING EXPENSES. The operating ratio (total operating expenses as a percent of operating revenue) increased to 111.9% in the first quarter of 2001 compared to 101.6% in 2000.

         Salaries, wages and benefits increased to 39.3% of revenue in 2001 from 35.6% in 2000 primarily because of the decrease in logistics revenue and the decrease in owner operators. Additionally, the Company incurred severance costs in 2001 as a result of its planned fleet reduction. Owner operators pay their own expenses, including payroll taxes, fuel, insurance, licenses and interest expense. The cost of owner operators is classified in purchased transportation.

         Purchased transportation, which represents the cost of owner operators and payments to other trucklines and rail carriers for hauling loads contracted through the Company's logistics division, decreased to 20.1% of revenue in 2001 from 22.5% in 2000. The cost of owner operators decreased 43.0% due to the 50% decrease in the number of owner operators contracting with the Company. Purchased transportation for the logistics division decreased 49.3% primarily due to the decrease in logistics revenue as described above.

         Fuel was 11.4% of revenue in 2001 compared to 10.6% in 2000. This is a result of lower logistics revenue in 2001 and continued high diesel fuel prices nationwide in the first quarter of 2001. Additionally, owner operator miles made up a lower percentage of total miles in the first quarter of 2001 as compared to 2000. Owner operators pay their own fuel costs.

         Maintenance was 4.7% of revenue in 2001 compared to 4.9% of revenue in 2000. This decline is primarily a result of a change in the Company's policy on tractor and trailer washes to reduce costs.

         Depreciation as a percent of revenue increased to 13.1% in 2001 from 10.2% in 2000 primarily as a result of the lower logistics revenue as a percent of total revenue. Additionally, owner operator miles made up a lower percentage of total miles in the first quarter of 2001 as compared to 2000. Owner operators drive their own tractors. Consistent with industry practices, gains and losses on disposal are classified in depreciation expense. The Company recorded gain
(loss) on disposal of property and equipment of ($128,877) and $702 for the quarters ended March 31, 2001 and 2000, respectively.

         Insurance and claims represented 4.7% and 2.8% of revenue in the first quarter of 2001 and 2000, respectively. The increase is primarily due to a significant increase in the insurance rates on the Company's primary umbrella and liability insurance policies. The Company's insurance program for liability, physical damage, cargo damage and worker's compensation involves insurance with varying deductible levels. Claims in excess of these deductible levels are covered by insurance in the amounts management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

         Taxes and licenses was 9.5% of revenue in 2001 compared to 9.2% in 2000. The increase is primarily a result of lower logistics revenue.

         Supplies and other expenses increased to 7.9% of revenue in 2001 from 5.7% in 2000 as a result of the decrease in logistics revenue and increases in legal fees, utilities and bad debt expense as a percent of revenue. Additionally, certain expenses did not decline significantly in the first quarter despite the fleet downsizing such as utilities, rent and telephone expenses.

        Write down of assets available for sale was 1.1% of revenue in 2001. The Company reduced to net realizable value certain tractors and trailers in connection with its fleet downsizing in the first quarter of 2001. This write down represents the estimated further impairment of certain of those assets held for sale but not yet disposed as of March 31, 2001. The write down is in accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." The Company has sold or intends to dispose of these assets in connection with its planned downsizing of operations.


         INTEREST EXPENSE. Interest expense was 6.3% of revenue in 2001 and 4.5% in 2000. The increase is primarily a result of lower logistics revenue and higher interest rates charged by equipment lenders as a result of debt restructuring.


         NET INCOME (LOSS). The Company reported a net loss of $2,360,000, or $1.32 per share (basic and diluted), for the first quarter of 2001 compared to a net loss of $814,000, or $0.46 per share (basic and diluted), in 2000. The Company changed its method of accounting for derivative instruments effective January 1, 2001. This change resulted in the cumulative effect adjustment of $0.01 per share in 2001. The Company changed its method of revenue recognition from pickup method to the proportionate method effective January 1, 2000. This change resulted in the cumulative effect adjustment of $0.02 per share in 2000. The Company did not report income tax benefit in the first quarter of 2001 because a valuation allowance is currently being utilized to offset the deferred tax asset as a result of uncertainty about future levels of taxable income. The effective income tax rate was 38.0% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically made significant investments in new revenue equipment acquired primarily through secured borrowings. The Company did not purchase any revenue equipment during the three months ended March 31, 2001 and currently has no outstanding purchase commitments for replacement tractors. The Company's capital expenditures would generally be expected to be generated through secured borrowings and as a result of the Company's announcement on May 9, 2001 that it will be ceasing operations within the next sixty days, the Company does not expect to make any significant capital expenditures.

         Historically, the Company has obtained loans for its revenue equipment which are of shorter duration (three to five years for trailers, four and a half years for tractors) than the economic useful lives of the equipment. While such loans have current maturities that tend to create working capital deficits that could adversely affect cash flows, management believes these factors are mitigated by the more attractive interest rates and terms available on these shorter maturities. This financing practice has been a significant cause of the working capital deficit which has existed since the Company's inception.

         Should the Company purchase revenue equipment, it intends to continue to obtain loans with shorter maturities than the useful lives of its revenue equipment. This method of financing could be expected to continue to produce working capital deficits in the future. The Company's working capital deficit at March 31, 2001 was $24.6 million. The Company's revolving line of credit, as amended, is classified as a current liability as of December 31, 2000 because it is due and payable on August 1, 2001. Primarily due to the Company's historical equity position and the potential for refinancing of both unencumbered and encumbered assets, working capital deficits historically have not been a barrier to the Company's ability to borrow funds for operations and expansion. As a result of the Company's announcement on May 9, 2001 that it will be ceasing operations within the next sixty days, the Company does not expect to borrow additional funds.

         The Company has a credit line with HSBC Business Credit (USA), Inc. ("HSBC"), as amended, of $7.5 million, or 85% of eligible accounts receivable, whichever is less, with its primary lending bank that bears interest at a variable rate, based upon the prime rate, or LIBOR plus 2.75%, at the Company's election. The agreement, as amended, contains certain covenants relating to tangible net worth leverage ratios, debt service coverage and other factors. Effective August 1, 2000, HSBC amended the amended line of credit agreement to include a $1,000,000 reserve against accounts receivable. The $1,000,000 is subtracted from the Company's receivables borrowing base, as defined, when calculating the amount of borrowing capacity. The Company was in default on the tangible net worth, leverage ratios and debt service coverage covenants as of March 31, 2001. Borrowings under this amended line were $1,475,437 at March 31, 2001, and $1,181,000 of the available amended credit line was committed for letters of credit issued by the bank. The amended line expires August 1, 2001 and is secured by accounts receivable. During the first quarter of 2001, HSBC lowered the maximum borrowings available on the line of credit to $7.5 million from $10.0 million, and lowered the $1,000,000 reserve against accounts receivable to $750,000. Unused borrowing capacity is approximately $771,000 at March 31, 2001.

         Beginning in July 2000, the Company began working with its four largest equipment lenders ("equipment lenders") to make interest only payments for a period of three months. The Company made those interest-only payments and then requested additional principal abatements from the equipment lenders. The Company agreed to make interest and partial principal payments to the equipment lenders during October, November and December 2000, with no payment to be made in January 2001. The Company made those reduced payments during October and November but, as a result of cash flow difficulties, they were unable to make the reduced December payment. The Company has not made a February or March 2001 payment.

         In February 2001, the Company reached agreement in principle with the equipment lenders to provide the Company with modified payment terms to provide for no payments until April 1, 2001, at which time an interest payment is due. Regularly scheduled principal and interest payments are due on May 1, 2001. In connection with this agreement, the Company also reduced its fleet size and payroll during the first quarter of 2001. OTR eliminated more than 100 jobs during the first quarter of 2001, including driver-manager positions nationwide and home-office positions in Olathe, Kansas.

         In exchange for the modified payment terms and the return of the tractors and trailers, the Company provided additional collateral to the equipment lenders. The Company may be considered to be in technical default on certain debt obligations and as a result of the Company's announcement on May 9, 2001 to cease its operations, the Company does not expect to be able to meet the terms of its financing arrangements or receive waivers on loan covenant violations if and when they arise.

         In order to accomplish this reduction, the Company returned these tractors and trailers to the equipment lenders in exchange for debt relief at a mutually agreed-upon price for each unit. The Company recorded the writedown based on estimated net realizable value upon sale of the equipment. Ultimate sales price could vary significantly depending on several factors, including continued volatility in the used truck market and availability of qualified buyers. This reduction resulted in a charge to operations of $2.6 million in the fourth quarter of 2000. During the first quarter of 2001, the Company recorded an additional writedown on its remaining revenue equipment held for sale of approximately $143,000 as a result of continued volatility in the used tractor and trailer market.

         The Company licensed 265 tractors (including approximately fifty owner operators) in February 2001. With the reduced fleet, the Company intended to consolidate certain office functions, reduce reliability on less profitable broker freight, and improve miles per unit.

         The Company met again with equipment lenders on March 28, 2001. Given the continued deterioration in the Company's financial condition and further declines in value in the used equipment market since year-end, the Company was required to seek additional debt repayment deferrals from its equipment lenders.

         Diesel fuel prices approached ten year highs during 2000, and sustained high fuel prices can have a substantial negative impact on the Company's liquidity and operating ratio. The Company is making efforts to mitigate the increased cost of fuel by implementing a fuel surcharge to customers. Additionally, the Company's fuel hedging program only offsets a small percentage of the increased fuel costs.

         The trucking industry is facing a nationwide shortage of qualified over-the-road drivers. Many trucking companies have a relatively high percentage of unseated trucks as a result of the shortage. Competition for qualified over the road drivers is strong and the Company may increase pay in order to continue to keep its trucks staffed, which could negatively impact the Company's liquidity and operating ratio. The Company had eleven unseated trucks, or 5.0% of its Company-owned fleet, at March 31, 2001.

         The audit report for the Company's financial statements for the year ending December 31, 2000 issued by the Company's independent public accountants contains the qualification that the Company's financing and cash flow contingencies raise substantial doubt about the Company's ability to continue as a going concern.


MARKET RISK

         The Company is exposed to various market risks, including the effects of interest rates and fuel prices. The Company utilizes primarily fixed rate financial instruments with varying maturities. The Company's long-term financing is all at fixed rates. The Company's amended working capital line of credit is at a variable rate.

         The Company uses call options as hedges on heating oil in order to manage a portion of its exposure to variable diesel prices. These agreements provide some protection from rising fuel prices. The Company's exposure to loss on the call options is limited to the premium cost of the contract. Based on historical information, the Company believes the correlation between the market prices of diesel fuel and heating oil is highly effective. The Company's heating oil option contracts are not material to the Company's financial position and represent no significant market exposure. The Company did not hold any heating oil option contracts as of March 31, 2001.

The Company maintained fuel inventories for use in normal operations at March 31, 2001 which represented no significant market exposure.

         There was no material change in the Company's exposure to market risk in the three months ended March 31, 2001 as compared to December 31, 2000. For further information, refer to Management's Discussion and Analysis of Operations and Financial Condition included in the Annual Report on Form 10-K for the year ended December 31, 2000.

                            PART II OTHER INFORMATION

ITEM 1 - Legal Proceedings...................................................*
ITEM 2 - Changes in Securities and Use of Proceeds...........................*
ITEM 3 - Defaults Upon Senior Securities
The Company has a revolving line of credit agreement, as amended, which contains certain covenants relating to net worth, leverage ratios, debt service coverage and other factors. The Company was in default on the net worth and leverage ratio covenants at December 31, 2000 and at March 31, 2001. The Company has not obtained waivers of these violations and is currently operating in default on this agreement. As a result of the Company's announcement on May 9, 2001 to cease operations within the next sixty days, the Company does not anticipate that its line of credit lender will waive default on these covenants.

The Company made arrangements with certain lenders to make interest-only note payments for periods from sixty to ninety days beginning July 1, 2000. In October 2000, the Company reached agreement with these lenders to modify its payment terms through the first quarter of 2001, subject to certain terms, conditions and documentation. In February 2001, the Company reached agreement in principle with these equipment lenders to provide the Company with modified payment terms to provide for no payments until April 1, 2001, at which time an interest payment is due. In April 2001, the Company made approximately $160,000 in interest payments. On May 9, 2001, the Company announced that it will be ceasing operations within the next sixty days. As a result of this announcement, the Company expects to remain in default on these loans. See "Item 2-Management's Discussion And Analysis Of Operations And Financial Condition-Liquidity And Capital Resources."

ITEM 4 - Submission of Matters to a Vote of Security Holders.................*
ITEM 5 - Other Information...................................................*
ITEM 6 - Exhibits and Reports on Form 8-K....................................*

    *No information submitted under this caption.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OTR EXPRESS, INC.
                                          ----------------------
                                                (Registrant)

Date:       May 15, 2001                      /s/   William P. Ward
        ---------------------             -------------------------
                                          By: WILLIAM P. WARD
                                              Chairman of the Board,
                                              President and Principal
                                              Executive Officer

Date:       May 15, 2001                     /s/   Steven W. Ruben
        ---------------------             -------------------------
                                          By: STEVEN W. RUBEN
                                              Principal Financial Officer and
                                              Principal Accounting Officer